Form 10-Q
period 1996-03-31
THRIFTY PAYLESS INC
filed 1996-05-15
CIK 916794

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.   20549
                    ----------------------------------------
                                    Form 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                         Commission File Number 33-73592

                              --------------------

                              THRIFTY PAYLESS, INC.
             (Exact name of registrant as specified in its charter)

         California                                               95-4391249
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

              9275 Southwest Peyton Lane, Wilsonville, Oregon 97070 (Address of principal executive offices and zip code)

                                 (503) 682-4100
               Registrant's telephone number, including area code

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [X]   No [ ]

           Shares of common stock outstanding at May 10, 1996 - 1,000

                             PART 1.    FINANCIAL INFORMATION

Item 1.  Financial Statements


                              THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                     (Dollars in millions)

                                         For the 13 Week   For the 13 Week   For the 26 Week   For the 26 Week
                                          Period Ended      Period Ended      Period Ended      Period Ended
                                         March 31, 1996     April 2, 1995    March 31, 1996     April 2, 1995
                                         ---------------   ---------------   ---------------   ---------------
Sales .................................   $   1,123.1        $   1,098.0       $   2,430.2       $    2,399.5
Cost of goods sold, buying and
     occupancy ........................         832.2              811.5           1,778.5            1,749.3
                                           ------------       -----------       ------------      ------------
        Gross profit ..................         290.9              286.5             651.7              650.2
Costs and expenses:
  Selling and administration ..........         256.0              257.4             521.4              543.6
  Depreciation and Amortization .......          18.0               16.1              34.9               32.2
                                           ------------       -----------       ------------      ------------
        Operating profit ..............          16.9               13.0              95.4               74.4
Interest expense, net .................          30.2               30.1              60.7               59.1
                                           ------------       -----------       ------------      ------------
        Income before income taxes ....         (13.3)             (17.1)             34.7               15.3
Income tax expense (benefit) ..........          (5.5)              (4.4)             14.8                8.1
                                           ------------       -----------       ------------      ------------
             Net income (loss) ........   $      (7.8)       $     (12.7)      $      19.9       $        7.2
                                           ============       ===========       ============      ============




         See accompanying Notes to Condensed Consolidated Financial Statements

                             THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)

                                       (Dollars in millions)

                                           ASSETS

                                                    March 31,      October 1,
                                                      1996           1995
                                                   ------------   ------------
Current assets:
   Cash and cash equivalents ...................    $      -       $      -
   Receivables .................................         103.1           82.6
   Inventories .................................       1,166.4        1,160.7
   Prepaid expenses and other current assets ...          39.6           42.8
                                                     ----------     ----------
       Total current assets ....................       1,309.1        1,286.1
Property, plant and equipment, net .............         567.7          581.9
Leasehold interests, net .......................          90.0           94.1
Deferred income taxes ..........................          13.3           15.8
Other assets ...................................         116.4          118.4
                                                     ----------     ----------
                                                    $  2,096.5     $  2,096.3
                                                     ==========     ==========


                        LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Current maturities of long-term debt ........    $     16.4     $     27.1
   Accounts payable ............................         261.2          342.7
   Accrued expenses ............................         250.4          260.4
   Deferred income taxes .......................         150.0          146.6
                                                     ----------     ----------
       Total current liabilities ...............         678.0          776.8
Long-term debt, excluding current maturities ...         982.7          913.2
Other long-term liabilities ....................         121.0          111.4
                                                     ----------     ----------
       Total liabilities                               1,781.7        1,801.4
                                                     ----------     ----------

Commitments and Contingencies

Shareholder's equity:
   Common stock ................................           -              -
   Additional paid-in capital ..................         292.7          292.7
   Retained earnings ...........................          22.1            2.2
                                                     ----------     ----------
       Total shareholder's equity ..............         314.8          294.9
                                                     ----------     ----------
                                                    $  2,096.5     $  2,096.3
                                                     ==========     ==========

        See accompanying Notes to Condensed Consolidated Financial Statements

                           THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                       (Dollars in millions)

                                                   For the 26 Week    For the 26 Week
                                                    Period Ended       Period Ended
                                                    March 31, 1996     April 2, 1995
                                                   ---------------    ---------------
Operating activities:
  Net income....................................      $     19.9          $    7.2
  Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation and amortization .............            34.9              32.2
     Debt discount and fee amortization ........             4.7               4.4
     Deferred tax provision ....................             5.9              (2.7)
     Loss (gain) on sale of assets .............            (2.1)              0.2
Changes in operating assets and liabilities:
  Receivables ..................................           (20.5)             (5.5)
  Inventories ..................................            (5.7)             50.6
  Prepaid expenses and other current assets ....             3.2             (12.6)
  Accounts payable .............................           (81.5)           (135.0)
  Accrued expenses and other liabilities .......             1.0             (21.5)
                                                      -----------         ----------
       Net cash used in operating
           activities ..........................           (40.2)            (82.7)
                                                      -----------         ----------
Investing activities:
  Purchases of property, plant and equipment ...           (15.6)            (32.6)
  Proceeds from disposition of properties ......             3.6              26.0
  Increase in other assets .....................            (5.6)             (5.6)
                                                      -----------         ----------
       Net cash used in investing
           activities ..........................           (17.6)            (12.2)
                                                      -----------         ----------

Financing activities:
  Net proceeds on revolving credit .............            65.6             114.0
  Repayment of long-term debt and bank fees ....            (7.8)            (23.1)
                                                      -----------         ----------
       Net cash provided by financing
           activities ..........................            57.8              90.9
                                                      -----------         ----------
Decrease in cash and cash equivalents ..........             --               (4.0)
Cash and cash equivalents, beginning of period .             --                4.0
                                                      -----------         ----------
Cash and cash equivalents, end of period .......      $      --           $     --
                                                      ===========         ==========


        See accompanying Notes to Condensed Consolidated Financial Statements

                   THRIFTY PAYLESS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

(1) The condensed consolidated financial statements have been prepared by Thrifty PayLess Inc. (the "Company" or "TPI"), without audit, in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended October 1, 1995 and the notes thereto included in the Company's 10-K.

(2) Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation.

(3)  The condensed consolidated financial statements have been prepared using
the last-in, first-out (LIFO) method of accounting for inventories.   If
these inventories had been valued using the first-in, first-out (FIFO) method of inventory valuation, the inventory values would have been approximately $19.1 million and $8.2 million higher at March 31, 1996 and October 1, 1995, respectively. The charge to cost of goods sold for LIFO valuation for the 13 week periods ended March 31, 1996 and April 2, 1995, and the 26 week periods ended March 31, 1996 and April 2, 1995 was $5.6 million, $2.6 million, $10.9 million and $5.2 million, respectively. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based upon management's estimates of year-end inventory levels and inflation rates for the year.

                   THRIFTY PAYLESS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

(4)   In April 1996, the Company, a wholly owned subsidiary of Thrifty
PayLess Holdings Inc. ("TPH"), and TPH implemented a recapitalization plan (the "Recapitalization") designed to reduce indebtedness and interest expense, improve operating and financial flexibility and increase stockholders' equity. The Recapitalization includes the following components:
(i) the offering of 24.3 million shares of TPH's Class B common stock with net proceeds to TPH of $305.9 million; (ii) the redemptions, with proceeds of the offering, of $175.4 million in outstanding principal amount of TPH's 11 5/8% Senior Notes due 2006 that were redeemable and $12.9 million of the remaining outstanding principal amount that were not redeemable
(collectively, the "PIK Notes"); (iii) a capital contribution by TPH to the Company of approximately $119.0 million from the offering; (iv) the redemption, with proceeds from the contribution, of $105.0 million in outstanding principal amount of the Company's 12 1/4% Senior Subordinated Notes due 2004; (v) the repurchase, with borrowings under the new bank facility (the "New Bank Facility") of $249.6 million in outstanding principal amount of the Company's 11 3/4% Senior Notes due 2003; and , (vi) the procurement of the $1 billion New Bank Facility which; (a) refinanced the Company's existing indebtedness under its Credit Agreement ("Old Bank Facility"), dated April 20, 1994, as amended, (b) provided financing used to repurchase the 11 3/4% Senior Notes and, (c) provided for a lower interest rate on the Company's indebtedness. Under the Old Bank Facility, interest rates were at LIBOR plus a spread ranging between 2.625% and 3.375% with respect to various tranches. The New Bank Facility interest rate is LIBOR plus 1.50%, subject to reduction upon achieving certain performance measures.
 As a result of the Recapitalization, the Company will incur an extraordinary charge in the third quarter of approximately $84.3 million (net of an approximate $13.2 million tax benefit) to write-off deferred financing fees, original issue discounts, consent fees, premiums, and other expenses, of which approximately $64.0 million (before taxes) were paid in cash.

    As the Recapitalization was not completed until after the quarter ended March 31, 1996, the results of operations for such quarter contained herein do not reflect any of the impact of the Recapitalization. The following unaudited selected pro forma financial data of the Company is provided showing the Recapitalization as if it had occurred on October 1, 1995 for Condensed Consolidated Operating Data and March 31, 1996 for Condensed Consolidated Balance Sheet Data. The adjustments relate to the transactions described in the preceding paragraph and cancellation of the general services provision of a Management Services Agreement with a major shareholder. See the registration statement of TPH filed on Form S-1 (Registration # 333-01628) dated April 15, 1996 for a more detailed explanation of the Recapitalization.

                   THRIFTY PAYLESS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

     The unaudited selected pro forma financial data presented herein are for informational purposes only and do not purport to represent what the Company's results of operations or financial position would have been had such transactions in fact occurred on the dates assumed and are not necessarily indicative of the Company's results of operations in any future period.

             Selected Pro Forma Condensed Consolidated Operating Data
                               (Dollars in millions)

                                            For the 13 week period ended
                                                 March 31, 1996
                                       ---------------------------------------
                                       Historical   Adjustments    Pro Forma
                                       ----------   -----------    -----------
Sales                                   $1,123.1                    $1,123.1
Gross profit                               290.9                       290.9
Operating profit                            16.9           0.3          17.2
Interest expense, net                       30.2          (8.3)         21.9
Net loss before
  extraordinary item                    $   (7.8)          4.9      $   (2.9)
                                       ==========                  ===========


                                            For the 26 week period ended
                                                 March 31, 1996
                                       ---------------------------------------
                                       Historical   Adjustments    Pro Forma
                                       ----------   -----------    -----------
Sales                                   $2,430.2                    $2,430.2
Gross profit                               651.7                       651.7
Operating profit                            95.4           0.5          95.9
Interest expense, net                       60.7         (16.5)         44.2
Net income before
  extraordinary item                    $   19.9          10.4      $   30.3
                                       ==========                  ===========

                   THRIFTY PAYLESS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

         Selected Pro Forma Condensed Consolidated Balance Sheet Data
                         (Dollars in millions)

                                                  March 31, 1996
                                       ---------------------------------------
                                       Historical   Adjustments    Pro Forma
                                       ----------   -----------    -----------
Current assets                         $ 1,309.1                   $ 1,309.1
Long-term assets                           787.4         (17.1)        770.3
                                       ---------     ---------     ----------
                                       $ 2,096.5         (17.1)    $ 2,079.4
                                       =========     =========     ==========

Current liabilities                    $   678.0         (32.6)        645.4
Long-term debt, excluding
  current maturities                       982.7         (19.2)        963.5
Other long-term liabilities                121.0                       121.0
                                        --------     ---------     ----------
    Total liabilities                    1,781.7         (51.8)      1,729.9

Common stock and related accounts          292.7         119.0         411.7
Accumulated earnings (deficit)              22.1         (84.3)        (62.2)
                                        --------     ---------     ----------
    Total shareholder's equity             314.8          34.7         349.5
                                        --------     ---------     ----------
                                       $ 2,096.5         (17.1)    $ 2,079.4
                                       =========     =========     ==========


     Under terms of the New Bank Facility, the Company has a $250.0 million term loan and a revolving line of credit of $750.0 million, which includes a $150.0 million letter of credit facility. Payments under the term loan are $6.25 million quarterly plus interest through June 1998, increasing by $1.25 million per quarter annually thereafter, with final payment due December 2002. Under the revolving credit agreement, interest payments are due, as a minimum, on the last day of each calendar quarter.

      The terms of the New Bank Facility include restrictions similar in nature to the Old Bank Facility.

Item 2:        Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


RESULTS OF OPERATIONS

13 Week Period Ended March 31, 1996 ("second quarter 1996") compared with the 13 Week Period Ended April 2, 1995 ("second quarter 1995")

     Sales for second quarter 1996 were $1,123.1 million compared to $1,098.0 million for second quarter 1995, an increase of $25.1 million. The Company operated 1,048 stores as of March 31, 1996 versus 1,044 stores as of April 2, 1995. Total same-store sales increased by 3.3% compared to second quarter 1995 with an 11.2% increase in pharmacy sales and a 0.7% decrease in non-pharmacy sales.

     Pharmacy sales as a percentage of total sales were approximately 35.6% for second quarter 1996 as compared to approximately 33.0% for second quarter 1995. The growth in prescription sales was primarily the result of increased third-party pharmacy sales. Third-party pharmacy sales as a percentage of total pharmacy sales represented approximately 74.5% for second quarter 1996 as compared to approximately 69.8% for second quarter 1995. The Company expects pharmacy sales to third-party payors, in terms of both dollar volume and as a percentage of total pharmacy sales, to continue to increase in fiscal 1996 and thereafter.

     Gross profit as a percent of sales decreased to 25.9% for second quarter 1996 from 26.1% for second quarter 1995. The decrease results primarily from continued pressure on gross margins related to third-party pharmacy sales and an increase in the estimated LIFO valuation charge.

     Selling and administrative expenses decreased $1.4 million to $256.0 million or 22.8% of sales in second quarter 1996 compared with $257.4 million or 23.4% of sales in second quarter 1995. The decrease resulted primarily from cost reductions as the Company combined administrative services of PayLess and Thrifty Drug stores to one location and combined PayLess and Thrifty Drug California advertising programs through dual logo advertising. The decrease was partially offset by higher store labor expenses.

     Net interest expense was $30.2 million for second quarter 1996 compared to $30.1 million for second quarter 1995. The increase was primarily the result of increased borrowings under the revolving line of credit, substantially offset by lower interest rates.

     The effective income tax rate for second quarter 1996 was 41.4% compared to 25.7% in second quarter 1995. The change in the effective tax rate resulted from goodwill amortization and other items not deductible for income tax purposes.

     Net loss for second quarter 1996 was $7.8 million compared to $12.7 million in second quarter 1995. The decrease in net loss is related to the items noted above.

     Operating profit plus depreciation and amortization expense and LIFO provision (EBITDAL) was $40.5 million or 3.6% of sales in second quarter 1996, compared to $31.7 million or 2.9% of sales for second quarter 1995. EBITDAL IS NOT INTENDED TO REPRESENT CASH FLOW OR ANY MEASURE OF PERFORMANCE IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

EBITDAL IS INCLUDED BECAUSE MANAGEMENT BELIEVES THAT CERTAIN INVESTORS FIND IT USEFUL IN MEASURING A COMPANY'S ABILITY TO SERVICE DEBT.

26 Week Period Ended March 31, 1996 ("first half 1996") compared with the 26 Week Period Ended April 2, 1995 ("first half 1995")

     Sales for first half 1996 were $2,430.2 million compared to $2,399.5 million for first half 1995, an increase of $30.7 million. Total same-store sales increased by 2.5% compared to first half 1995 with an 11.8% increase in pharmacy sales and a 1.5% decrease in non-pharmacy sales.

     Pharmacy sales as a percentage of total sales were approximately 32.3% for first half 1996 as compared to approximately 29.7% for first half 1995. The growth in prescription sales was primarily the result of increased third-party pharmacy sales. Third-party pharmacy sales as a percentage of total pharmacy sales represented approximately 73.5% for first half 1996 as compared to approximately 69.0% for first half 1995. The Company expects pharmacy sales to third-party payors, in terms of both dollar volume and as a percentage of total pharmacy sales, to continue to increase in fiscal 1996 and thereafter.

     Gross profit as a percent of sales decreased to 26.8% for first half 1996 from 27.1% for first half 1995. The decrease results primarily from continued pressure on gross margins related to third-party pharmacy sales and an increase in the estimated LIFO valuation charge.

     Selling and administrative expenses decreased $22.2 million to $521.4 million or 21.5% of sales in first half 1996 compared with $543.6 million or 22.7% of sales in first half 1995. The decrease resulted primarily from cost reductions as the Company combined administrative services of PayLess and Thrifty Drug stores to one location and combined PayLess and Thrifty Drug California advertising programs through dual logo advertising.

     Net interest expense was $60.7 million for first half 1996 compared to $59.1 million for first half 1995. The increase was primarily the result of increased borrowings under the revolving line of credit, partially offset by lower interest rates.

     The effective income tax rate for first half 1996 was 42.7% compared to 52.9% in first half 1995. The change in the effective tax rate resulted from goodwill amortization and other items not deductible for income tax purposes.

     Net income for first half 1996 was $19.9 million compared to $7.2 million in first half 1995. The increase is related to items noted above.

     EBITDAL was $141.2 million or 5.8% of sales in first half 1996, compared to $111.8 million or 4.7% of sales for first half 1995.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flow from operations and, following the Recapitalization, a $750.0 million revolving credit facility under the New Credit Facility. Cash requirements are for debt service, capital expenditures and working capital. Working capital requirements follow the seasonal trend of the retailing industry, peaking in

November. At May 10, 1996, the Company had borrowed $360.0 million and had $110.7 million in letters of credit outstanding under the available revolving credit facility.

     Cash used in operating activities for first half 1996 was $40.2 million due in part to an $81.5 million reduction in accounts payable attributable to seasonality and a $20.5 million increase in receivables related primarily to increased pharmacy sales to third-party plans and vendor allowances. Cash used in investing activities was $17.6 million with capital expenditures of $15.6 million in first half 1996. Cash provided by financing activities was $57.8 million with net borrowings on the revolving credit facility of $65.6 million in first half 1996.

     Management estimates capital expenditures for fiscal 1996 to be
approximately $63.0 million.   Management believes that cash from operations,
combined with borrowings under the New Bank Facility and other financing sources will be sufficient to enable the Company to meet all of its obligations when due.

     The Company has adopted various tax positions (including the adoption of the LIFO method of inventory accounting), which positions it believes comply with applicable tax laws and regulations. However, in the event such positions are challenged and are not upheld, there could be a material adverse effect on the Company's liquidity and financial condition. The Company's consolidated federal tax returns for the fiscal years 1992 through 1994 are currently being examined by the Internal Revenue Service.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           The Company is from time to time involved in litigation incidental to the conduct of its business. Management regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate for such litigation matters. Management believes that no such pending litigation matters will have a material adverse effect on the Company's financial statements taken as a whole.

Item 2.    Changes in Securities

           Not applicable

Item 3.    Defaults upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           On April 22, 1996, the Company closed a tender offer and consent solicitation with respect to its 11-3/4% Senior Notes due 2003. As a result, certain proposed amendments to the indentures under which such notes were issued became effective. These amendments had the effect of eliminating all financial covenants under the indenture and eliminated certain other restrictions including the Company's ability to make certain restricted payments, enter into certain financing arrangements, and enter into certain transactions with affiliates. The covenants also required the Company to make an offer to repurchase such notes upon the occurrence of a change of control.

Item 5.    Other Information

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K

          (a)   Exhibits.

                Exhibit 10.33    Credit Agreement, dated as of April 18, 1996

                Exhibit 27.      Financial Data Schedule

          (b)   Reports on Form 8-K.

                No reports on Form 8-K were filed during this quarter.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THRIFTY PAYLESS, INC.


Date:      May 14, 1996          /s/David R. Jessick
                                 --------------------
                                 David R. Jessick
                                 Executive Vice President,
                                 Chief Financial Officer and officer
                                 duly authorized to sign this Form 10-Q

                                 EXHIBIT INDEX

Exhibit No.                      Description                          Page
- -----------                      ------------------------------       ----
EX-10.33                         Credit Agreement, dated as of
                                 April 18, 1996

EX-27                            Financial Data Schedule