Form 10-Q
period 1996-06-30
THRIFTY PAYLESS INC
filed 1996-08-13
CIK 916794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549
                ____________________________________

                            Form 10-Q


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

                                   OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from  ________ to ________

                    Commission File Number 33-73592

                          _______________________

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

                             (503) 682-4100
            Registrant's telephone number, including area code
                          ______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [X]   No [ ]

 Shares of common stock outstanding at August 9, 1996 - 1,000

                             PART 1.    FINANCIAL INFORMATION

Item 1.  Financial Statements


                              THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                     (Dollars in millions)

                                        For the 13 Week    For the 13 Week   For the 39 Week   For the 39 Week
                                         Period Ended       Period Ended      Period Ended      Period Ended
                                         June 30, 1996      July 2, 1995      June 30, 1996     July 2, 1995
                                        ----------------   ---------------   ----------------  ---------------
Sales .................................   $   1,213.4        $   1,172.7       $   3,643.6       $    3,572.2
Cost of goods sold, buying and
   occupancy ..........................         895.3              860.1           2,673.8            2,609.4
                                           ------------       -----------       ------------      ------------
      Gross profit ....................         318.1              312.6             969.8              962.8
Costs and expenses:
  Selling and administration ..........         259.7              264.0             781.1              807.6
  Depreciation and Amortization .......          16.9               16.1              51.8               48.3
                                           ------------       -----------       ------------      ------------
      Operating profit ................          41.5               32.5             136.9              106.9
Interest expense, net .................          23.2               29.8              83.9               88.9
                                           ------------       -----------       ------------      ------------
      Income before income taxes
          and extraordinary loss ......          18.3                2.7              53.0               18.0
Income tax expense ....................           7.8                1.4              22.6                9.5
                                           ------------       -----------       ------------      ------------
      Income before extraordinary
          loss ........................          10.5                1.3              30.4                8.5
Extraordinary loss on early
   extinguishment of debt, net of
   tax benefit of $4.6 ................          90.3                --               90.3                --
                                           ------------       -----------       ------------      ------------
             Net income (loss) ........   $     (79.8)       $       1.3       $     (59.9)      $        8.5
                                           ============       ===========       ============      ============




         See accompanying Notes to Condensed Consolidated Financial Statement

                             THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)

                                       (Dollars in millions)

                                           ASSETS

                                                     June 30,      October 1,
                                                       1996          1995
                                                   ------------   ------------
Current assets:
   Receivables .................................    $     98.6     $     82.6
   Inventories .................................       1,097.0        1,160.7
   Prepaid expenses and other current assets ...          34.3           42.8
                                                     ----------     ----------
       Total current assets ....................       1,229.9        1,286.1
Property, plant and equipment, net .............         560.1          581.9
Leasehold interests, net .......................          88.4           94.1
Deferred income taxes ..........................          23.9           15.8
Other assets ...................................          99.4          118.4
                                                     ----------     ----------
                                                    $  2,001.7     $  2,096.3
                                                     ==========     ==========


                        LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Current maturities of long-term debt ........    $     28.4     $     27.1
   Accounts payable ............................         288.4          342.7
   Accrued expenses ............................         204.9          260.4
   Deferred income taxes .......................         169.4          146.6
                                                     ----------     ----------
       Total current liabilities ...............         691.1          776.8
Long-term debt, excluding current maturities ...         836.0          913.2
Other long-term liabilities ....................         120.9          111.4
                                                     ----------     ----------
       Total liabilities                               1,648.0        1,801.4
                                                     ----------     ----------

Commitments and Contingencies

Shareholder's equity:
   Common stock ................................           --             --
   Additional paid-in capital ..................         411.4          292.7
   Accumulated earnings (deficit) ..............         (57.7)           2.2
                                                     ----------     ----------
       Total shareholder's equity ..............         353.7          294.9
                                                     ----------     ----------
                                                    $  2,001.7     $  2,096.3
                                                     ==========     ==========

        See accompanying Notes to Condensed Consolidated Financial Statements

                             THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                       (Dollars in millions)

                                                   For the 39 Week    For the 39 Week
                                                    Period Ended       Period Ended
                                                    June 30, 1996      July 2, 1995
                                                   ---------------    ---------------
Operating activities:
  Net income (loss).............................     $     (59.9)       $      8.5
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
     Depreciation and amortization .............            51.8              48.3
     Debt discount and fee amortization ........             6.2               6.6
     Deferred tax provision ....................            19.4              (2.7)
     Loss (gain) on sale of assets .............            (3.7)              0.2
     Extraordinary loss on early extinguishment
       of debt .................................            90.3               --
Changes in operating assets and liabilities:
  Receivables ..................................           (15.9)             (3.1)
  Inventories ..................................            63.7              71.2
  Prepaid expenses and other current assets ....             8.5             (12.5)
  Accounts payable .............................           (54.3)           (117.7)
  Accrued expenses and other liabilities .......           (43.9)            (48.1)
                                                      -----------         ----------
       Net cash provided by (used in) operating
           activities ..........................            62.2             (49.3)
                                                      -----------         ----------
Investing activities:
  Purchases of property, plant and equipment ...           (28.8)            (44.2)
  Proceeds from disposition of properties ......            12.4              22.1
  Increase in other assets .....................            (8.1)             (5.7)
                                                      -----------         ----------
       Net cash used in investing activities ...           (24.5)            (27.8)
                                                      -----------         ----------

Financing activities:
  New borrowings ...............................           708.6              99.0
  Capital contribution from parent company .....           118.7               --
  Repayment of long-term debt and bank fees ....          (865.0)            (25.9)
                                                      -----------         ----------
       Net cash provided by (used in) financing
           activities ..........................           (37.7)             73.1
                                                      -----------         ----------
Increase (decrease) in cash and cash
  equivalents ..................................             --               (4.0)
Cash and cash equivalents, beginning of period .             --                4.0
                                                      -----------         ----------
Cash and cash equivalents, end of period .......     $       --         $       --
                                                      ===========         ==========

        See accompanying Notes to Condensed Consolidated Financial Statement

                     THRIFTY PAYLESS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)



(1)	The condensed consolidated financial statements have been prepared by
Thrifty PayLess, Inc. (the "Company" or "TPI"), without audit, in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended October 1, 1995 and the notes thereto included in the Company's 10-K.

(2)	Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation.

(3)	The condensed consolidated financial statements have been prepared using
the last-in, first-out (LIFO) method of accounting for inventories.   If
these inventories had been valued using the first-in, first-out (FIFO) method of inventory valuation, the inventory values would have been approximately
$23.3 million and $8.2 million higher at June 30, 1996 and October 1, 1995, respectively. The charge to cost of goods sold for LIFO valuation for the 13 week periods ended June 30, 1996 and July 2, 1995, and the 39 week periods ended June 30, 1996 and July 2, 1995 was $4.2 million, $2.6 million, $15.1 million and $7.8 million, respectively. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based upon management's estimates of year-end inventory levels and inflation rates for the year.

                       THRIFTY PAYLESS, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


(4) In April 1996, the Company, a wholly owned subsidiary of Thrifty PayLess Holdings, Inc. ("TPH"), and TPH implemented a recapitalization plan (the "Recapitalization") designed to reduce indebtedness and interest expense, improve operating and financial flexibility and increase stockholders' equity. The Recapitalization includes the following components: (i) the offering of 24.3 million of TPH's Class B common stock with net proceeds to TPH of approximately $307.3 million; (ii) the redemptions, with proceeds of the offering, of $105.0 million in outstanding principal amount of the Company's 12 1/4% Senior Subordinated Notes due 2004 and $175.5 million in outstanding principal amount of TPH's 11 5/8% Senior Notes due 2006 (the "PIK Notes"); (iii) the repurchase, with proceeds of the offering, of $12.8 million of the remaining outstanding principal amount of PIK Notes that were not redeemable; (iv) the repurchase, with borrowings under the new bank facility (the "New Bank Facility") of $249.6 million in outstanding principal amount of TPI's 11 3/4% Senior Notes due 2003; and, (v) the procurement of the $1 billion New Bank Facility which (a) refinanced the Company's existing indebtedness under its Credit Agreement ("Old Bank Facility"), dated July 20, 1994, as amended, (b) provided financing used to repurchase the 11 3/4% Senior Notes and, (c) provided for a lower interest rate on the Company's indebtedness. Under the Old Bank Facility, interest rates were at LIBOR plus a spread ranging between 2.625% and 3.375% with respect to various tranches. The New Bank Facility interest rate is LIBOR plus 1.50%, subject to reduction upon achieving certain performance measures. As a result of the Recapitalization, the Company incurred an extraordinary charge in the third quarter of $90.3 million (net of a $4.6 million tax benefit) to write-off deferred financing fees, original issue discounts, consent fees, premiums, and other expenses.

Item 2:		Management's Discussion and Analysis of Financial
			       Condition and Results of Operations


RESULTS OF OPERATIONS

13 Week Period Ended June 30, 1996 ("third quarter 1996") compared with the 13 Week Period Ended July 2, 1995 ("third quarter 1995")

	Sales for third quarter 1996 were $1,213.4 million compared to $1,172.7 million for third quarter 1995, an increase of $40.7 million or 3.5%. The Company operated 1,049 stores as of June 30, 1996 versus 1,040 stores as of July 2, 1995. Total same-store sales increased by 2.9% compared to third quarter 1995 with a 12.8% increase in pharmacy sales and a 1.7% decrease in non-pharmacy sales.

	Pharmacy sales as a percentage of total sales were approximately 34.0% for third quarter 1996 as compared to approximately 31.1% for third quarter 1995. The growth in prescription sales was primarily the result of increased third-party pharmacy sales. Third-party pharmacy sales as a percentage of total pharmacy sales represented approximately 75.8% for third quarter 1996 as compared to approximately 70.5% for third quarter 1995. The Company expects pharmacy sales to third-party payors, in terms of both dollar volume and as a percentage of total pharmacy sales, to continue to increase in fiscal 1996 and thereafter.

	Gross profit as a percent of sales decreased to 26.2% for third quarter 1996 from 26.7% for third quarter 1995. The decrease resulted primarily from continued pressure on pharmacy gross margins related to increased lower margin third-party pharmacy sales and an increase in the estimated LIFO valuation charge.

	Selling and administrative expenses decreased $4.3 million to $259.7 million or 21.4% of sales in third quarter 1996 compared with $264.0 million or 22.5% of sales in third quarter 1995. The decrease resulted primarily from cost reductions including combined PayLess and Thrifty Drug California dual logo advertising programs. The decrease was partially offset by higher store labor expenses.

	Operating profit was $41.5 million for third quarter 1996 compared to $32.5 million for third quarter 1995, an increase of $9.0 million or 27.7%. The increase is the result of the items discussed above.

	Net interest expense was $23.2 million for third quarter 1996 compared to $29.8 million for third quarter 1995, a decrease of $6.6 million. The decrease was primarily a result of the Recapitalization.

	The effective income tax rate, excluding the impact of the extraordinary loss, for third quarter 1996 was 42.6% compared to 51.9% in third quarter 1995. The change in the effective tax rate resulted from goodwill amortization and other items not deductible for income tax purposes.

	During the third quarter, the Company completed the Recapitalization as discussed in note 4 to the condensed consolidated financial statements. The Recapitalization resulted in a $90.3 million extraordinary loss, net of a $4.6 million income tax benefit, to write-off deferred financing fees, original issue discounts, consent fees, premiums, and other expenses.

	Net loss for third quarter 1996 was $79.8 million compared to net income of $1.3 million in third quarter 1995. The net loss is related to the extraordinary loss on the early extinguishment of debt noted above.

	Operating profit plus depreciation and amortization expense and LIFO provision (EBITDAL) was $62.6 million or 5.2% of sales in third quarter 1996, compared to $51.2 million or 4.4% of sales for third quarter 1995. EBITDAL IS NOT INTENDED TO REPRESENT CASH FLOW OR ANY MEASURE OF PERFORMANCE IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. EBITDAL IS INCLUDED BECAUSE MANAGEMENT BELIEVES THAT CERTAIN INVESTORS FIND IT USEFUL IN MEASURING A COMPANY'S ABILITY TO SERVICE DEBT.

39 Week Period Ended June 30, 1996 ("year-to-date 1996") compared with the 39 Week Period Ended July 2, 1995 ("year-to-date 1995")

	Sales for year-to-date 1996 were $3,643.6 million compared to $3,572.2 million for year-to-date 1995, an increase of $71.4 million or 2.0%. Total same-store sales increased by 2.6% compared to year-to-date 1995 with a 12.1% increase in pharmacy sales and a 1.5% decrease in non-pharmacy sales.

	Pharmacy sales as a percentage of total sales were approximately 32.9% for year-to-date 1996 as compared to approximately 30.1% for year-to-date 1995. The growth in prescription sales was primarily the result of increased third-party pharmacy sales. Third-party pharmacy sales as a percentage of total pharmacy sales represented approximately 74.3% for year-to-date 1996 as compared to approximately 69.5% for year-to-date 1995. The Company expects pharmacy sales to third-party payors, in terms of both dollar volume and as a percentage of total pharmacy sales, to continue to increase in fiscal 1996 and thereafter.

	Gross profit as a percent of sales decreased to 26.6% for year-to-date 1996 from 27.0% for year-to-date 1995. The decrease results primarily from continued pressure on pharmacy gross margins related to increased lower margin third-party pharmacy sales and an increase in the estimated LIFO valuation charge.

	Selling and administrative expenses decreased $26.5 million to $781.1 million or 21.4% of sales in year-to-date 1996 compared with $807.6 million or 22.6% of sales in year-to-date 1995. The decrease resulted primarily from cost reductions as the Company combined administrative services of PayLess and Thrifty Drug stores to one location and combined PayLess and Thrifty Drug California dual logo advertising programs.

	Operating profit was $136.9 million for year-to-date 1996 compared to $106.9 million for year-to-date 1995, an increase of $30.0 million or 28.1%. The increase is the result of the items discussed above.

	Net interest expense was $83.9 million for year-to-date 1996 compared to $88.9 million for year-to-date 1995. The decrease was primarily the result of the Recapitalization, partially offset by increased borrowings under the revolving line of credit during the first half of the year.

	The effective income tax rate, excluding the impact of the extraordinary loss, for year-to-date 1996 was 42.6% compared to 52.8% in year-to-date 1995. The change in the effective tax rate resulted from goodwill amortization and other items not deductible for income tax purposes.

	During the third quarter, the Company completed the Recapitalization, which resulted in a $90.3 million extraordinary loss, net of a $4.6 million tax benefit, to write-off deferred financing fees, original issue discounts, consent fees, premiums, and other expenses.

	Net loss for year-to-date 1996 was $59.9 million compared to net income of $8.5 million for year-to-date 1995. The net loss is attributable to the extraordinary loss on the early extinguishment of debt noted above.

	EBITDAL was $203.8 million or 5.6% of sales in year-to-date 1996, compared to $163.0 million or 4.6% of sales for year-to-date 1995.

LIQUIDITY AND CAPITAL RESOURCES

	The Company's primary sources of liquidity are cash flow from operations and a $750.0 million revolving credit facility under the New Bank Facility. Cash requirements are for debt service, capital expenditures and working capital. Working capital requirements follow the seasonal trend of the retailing industry, peaking in November. At August 9, 1996, the Company had borrowed $383.8 million and had $125.6 million in letters of credit outstanding under the available revolving credit facility.

	Cash provided by operating activities for year-to-date 1996 was $62.2 million due in part to improved results of operations and a reduction in inventory level, partially offset by a decrease in accounts payable attributable to seasonality and an increase in receivables related primarily to increased pharmacy sales to third-party plans and vendor allowances.
Cash used in investing activities was $24.5 million with capital expenditures of $28.8 million in year-to-date 1996.

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

           Not applicable

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


                                 THRIFTY PAYLESS, INC.


Date:	 August 12, 1996            /s/David R. Jessick
                                 --------------------
                                 David R. Jessick
                                 Executive Vice President,
                                 Chief Financial Officer and officer
                                 duly authorized to sign this Form 10-Q

                                 EXHIBIT INDEX

Exhibit No.                      Description                          Page
- -----------                      ------------------------------       ----
EX-27                            Financial Data Schedule