Form 10-K
period 1996-09-29
THRIFTY PAYLESS INC
filed 1996-12-24
CIK 916794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 1996
                                        OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                    Commission File Number 33-73592-01


                     THRIFTY PAYLESS, INC.
         (Exact Name of Registrant as Specified in its Charter)

           California                         95-4391249
   (State of Incorporation)        (I.R.S. Employer Identification No.)

                                30 Hunter Lane
                        Camp Hill, Pennsylvania 17011
          (Address and Zip Code of Principal Executive Offices)
      Registrant's Telephone Number Including Area Code: (717) 761-2633

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                       Name on Each Exchange
             Title of Each Class        on which Registered

                      N/A                        N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes   [ X ]      No    [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

       Shares of common stock outstanding at December 24, 1996 - 1,000

                        THRIFTY PAYLESS, INC.

                     ANNUAL REPORT ON FORM 10-K

                 Fiscal Year Ended September 29, 1996

Item                                                             Page
                                PART I


1.    Business                                                     1

2.    Properties                                                  11

3.    Legal Proceedings                                           13

4.    Submission of Matters to a Vote of Security Holders         13

                                PART II

5.    Market for the Registrant's Common Stock,
      Debt Securities and Related Stockholder Matters             13

6.    Selected Financial Data                                     14

7.    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                         16

8.    Financial Statements and Supplementary Data                 22

9.    Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                         22


                                 PART III

10.    Directors, Executive Officers, Promoters and Control
       Persons of the Registrant                                  23

11.    Executive Compensation                                     28

12.    Security Ownership of Certain Beneficial Owners and
       Management                                                 33

13.    Certain Relationships and Related Transactions             34

                                  PART IV

14.    Exhibits, Financial Statement Schedule and Reports
       on Form 8-K                                                39

                                    PART I
                                    ------

    ITEM 1.     BUSINESS

    GENERAL

         Thrifty PayLess, Inc. ("Thrifty PayLess" or the "Company"), formerly a wholly owned subsidiary of Thrifty PayLess Holdings, Inc. ("T P Holdings"), and effective December 12, 1996, a wholly owned subsidiary of Rite Aid Corporation ("Rite Aid") as a result of the merger of TP Holdings into Rite Aid (the "Merger"), is the largest drug store chain on the West Coast and one of the largest in the United States, with annual revenues of approximately $4.8 billion. On September 29, 1996, the Company operated a total of 1,004 Thrifty Drug and PayLess Drug stores, and its subsidiary Bi-Mart Corporation ("Bi-Mart") operated 45 membership discount stores. The Company's stores are located throughout the Western United States with 677 stores in California, 155 in Washington, 113 in Oregon and an additional 104 in Alaska, Arizona, Colorado, Hawaii, Idaho, Nevada, Utah and Wyoming.

         The Company's drug stores offer a wide variety of affordable, high quality products, including prescription drugs, over-the-counter drugs, health and beauty aids, greeting cards, cosmetics, photo finishing, general merchandise and consumable products such as snack food, candy, ice cream and beverages, including liquor. In addition to national name brand products, the Company offers private label merchandise including over-the-counter drugs, health and beauty aids, household products and other items. Bi-Mart stores offer a broad range of health and beauty aids and general merchandise, including housewares, automotive products, hardware, electronics, sporting goods, toys and photographic products, as well as full-service pharmacies. Bi-Mart uses a "no frills" shopping format that enables it to provide its approximately 1.2 million members with substantial discounts from suggested retail prices. It is anticipated that the Company will dispose of Bi-Mart promptly following the Merger.

    History

         The Company was formed in 1992 by Green Equity Investors, L.P. ("GEI"), an investor group led by Leonard Green & Associates, L.P. ("LGA") for the purpose of acquiring Thrifty Corporation, the operator of the Thrifty Drug chain ("Thrifty Drug") from Pacific Enterprises ("PE") (the "1992 Acquisition").

        Thrifty Drug was founded in 1929 and grew to a 593 drug store chain with locations throughout the Western United States with a history of consistent and increasing profits. In 1986 PE purchased Thrifty Drug and changed its focus, resulting in aggressive diversification and expansion campaigns. From 1986 through 1992, Thrifty Drug's profitability declined to significant losses, the outcome of unsuccessful marketing campaigns and the lack of management depth and infrastructure. When Thrifty Drug was sold to the Company, Thrifty Drug sold or closed its stores in states other than California and operated 494 drug stores. Bi-Mart was acquired by Thrifty Drug in 1988.

         PayLess Drug Stores Northwest, Inc. ("PayLess Drug") was founded in 1939. In 1985, Kmart Corporation ("Kmart") acquired PayLess Drug when it had 162 stores. PayLess Drug has grown primarily through opening new stores and by acquisitions of stores to complement its market penetration. Such acquisitions include 60 PayLess Drug Stores (a previously unaffiliated publicly traded California corporation) in 1980; 24 Osco stores in 1987 and an additional 51 Osco stores in 1991 from American Stores; and 124 Pay'n Save Stores in 1992 from Thrifty Drug. The Company acquired PayLess Drug from Kmart on April 20, 1994 (the "Acquisition") and merged it into Thrifty PayLess effective September 28, 1995.

    BUSINESS STRATEGY

         Management's strategic goal is for the Company to capitalize on its position as the leading drug store retailer on the West Coast. As third-party prescription drug payment plans ("Third-Party Plans") seek to offer convenient health care options to their members, management believes that the Company, with its extensive network of locations, will have a competitive advantage in attracting additional business. Management also believes that attracting business from Third-Party Plans is crucial to remain competitive in the drug store industry as more people move to managed care health coverage. As part of this strategic plan, the Company will use its position as a provider of health and wellness products to sell related traditional drug store merchandise and services, particularly over-the-counter drugs (OTC), health and beauty aids, photo finishing services and supplies, greeting cards and consumable products.

    MERCHANDISING

         All of the Company's stores offer a wide variety of name brand and private label merchandise, including prescription and over-the-counter drugs, health and beauty aids, cosmetics, photo finishing, consumable products such as candy, snacks, beverages (and tobacco and liquor in many locations), and seasonal merchandise such as Christmas, Easter and Halloween items, holiday greeting cards and back-to-school and beach supplies.

        The following chart sets forth the percentage of total retail sales attributable to each major product category for the Company for fiscal 1996:

         Prescription Drugs                       33.3%

         OTC Drugs/Health and Beauty Aids         19.9%

         Candy/Tobacco/Food & Beverage            12.6%

         Cards/Stationery/Magazines                5.6%

         Photo finishing/Camera                    3.5%

         General Merchandise                      25.1%
                                               --------
                                                 100.0%
                                               ========

        In addition to the many name brand products offered in its stores, the Company intends to actively promote its private label products. As of September 29, 1996, the Company offered approximately 1,300 private label stock keeping units ("SKUs"), including over-the-counter drugs, health and beauty aids, household products and, at Thrifty Drug and certain PayLess Drug stores, hand-dipped and packaged ice cream. These private label products are produced to the Company's specifications by outside manufacturers (with the exception of ice cream products, which the Company manufactures itself) and are packaged in a manner designed to create brand awareness for the Thrifty or PayLess private label. The Company rolled out dual logo (Thrifty PayLess) private label packaging designs in 1996, replacing PayLess Drug and Thrifty Drug labeled products. This eliminated the need for two separate designs and related manufacturing. These private label products provide consumers with high-quality, lower-priced alternatives to name brand products while generating higher gross profit margins than brand name products. The Company's sales of private label products in fiscal 1996 as a percentage of total non-pharmacy sales was 8.6%, compared to 6.5% in fiscal 1995.

         To enhance its reputation for convenience and reliability, the Company will continue to emphasize maintenance of a consistent in-stock position in its merchandise, especially for advertised items. To appeal to cost-conscious consumers, drug store merchandise is generally priced to be competitive with other retail drug store chains.

         PayLess Drug and Thrifty Drug stores seek to meet consumer requirements within particular neighborhoods and communities by permitting individual stores flexibility in tailoring their product assortments to suit local demographics, tastes and trends. For example, individual stores may emphasize convenience foods, sporting goods, homeopathic products, souvenirs or certain health and beauty products to meet community needs. PayLess Drug and Thrifty Drug also develop micro-marketing programs targeting particular segments of their customer base, such as senior citizens, new residents, new mothers and multi-cultural consumers.


    PHARMACY

         Pharmacy and over-the-counter drug sales will continue to be a primary focus of the Company's business. Each of the Company's stores operates a full-service pharmacy staffed with registered pharmacists. The Company filled approximately 57.4 million prescriptions in fiscal 1996, representing approximately 33.3% of total sales, compared to 51.0 million prescriptions or approximately 30.7% of total sales in fiscal 1995. The Company plans to focus on improving pharmacy operations to capitalize on its convenient locations and strong presence on the West Coast, to build customer loyalty, to increase customer traffic in its stores and thereby increase sales of other products.

         The Company believes that its prescription drug business will represent an increasingly significant portion of its sales and profits due to the demographic trend towards an aging population, the continued development of new pharmaceutical products and changing trends in the delivery of health care.

         The Company emphasizes the role of pharmacies and pharmacy personnel as providers of high quality health care and "wellness" services. Free blood pressure testing machines are in operation in all pharmacies. In addition, all stores have installed a "Health Information Center" offering a variety of health care booklets and consultation information. The Company employs a series of classroom and video programs to train its pharmacists and pharmacy technicians in customer service techniques and company policies and practices. Health Screenings have been instituted at certain store locations and various education and outreach programs have been designed to increase customer loyalty and trust and to enhance the relationship between customers and pharmacy personnel.

         The Company engages in aggressive marketing campaigns to attract Third-Party Plans under which third-party payors, such as insurance companies, health maintenance organizations, preferred provider organizations and private employers, agree to pay for all or part of a customer's eligible prescription purchases. The percentage of the Company's total prescription drug sales attributable to sales to Third-Party Plan customers was 74.9% for fiscal 1996, compared to 70.0% for fiscal 1995. Although gross margins on sales to third-party payors are generally lower than other prescription drug sales due to the highly competitive nature of pricing for this business and the purchasing power of third-party payors, management believes the lower margins are more than offset by the high volume of pharmacy sales to Third-Party Plan customers. In addition, the Company believes that Third-Party Plans result in additional general merchandise sales by increasing customer count in the stores. As of September 29, 1996, the Company had contracts with 1,736 Third-Party Plans. Generally, the terms of such contracts relate to the third-party payor's reimbursement of the costs of pharmacy products sold by the Company. Management plans to pursue additional Third-Party Plan contracts through a group of sales associates, all of whom have insurance and/or pharmacy backgrounds. Management believes that the Company will continue to compete effectively for Third-Party Plans because of its large number of store locations, pricing policies, advanced technology systems, good service and convenience to customers and third-party payors.

         The Company's pharmacies employ state-of-the-industry PDX pharmacy computer systems that link the pharmacies in each chain and enable them to provide customers with a broad range of services. Through the computer network, prescriptions may be transferred electronically between stores, thus permitting customers to refill their prescriptions at any location at any time, regardless of where their prescriptions were originally filled. In addition, the computer network maintains customer profiles with medical and other information and assists pharmacists in detecting customers' potential allergic reactions and potential adverse drug reactions and in monitoring compliance with doctors' instructions regarding drug orders and refills. The computer network also supplies information concerning drug purchases to customers for income tax and insurance purposes and prepares prescription labels and receipts.

         In addition to improving customer service, the computer network expedites transactions with many Third-Party Plans by electronically transmitting prescription information directly to the third-party payor while the prescription is being filled.

    Prior to sale, the third-party payor is able to determine customer eligibility, coverage of the prescription and pricing and co-payment requirements, if any. These computerized transactions help reduce losses from rejected claims, accelerate the payment process and lower billing and collection costs.

    HEALTH AND BEAUTY AIDS

         The Company's stores offer a wide selection of brand name and private label health and beauty aids, including cosmetics and fragrances and products in the categories of dental care, skin care, baby care, feminine hygiene and family planning. In addition, the Company's stores emphasize various "wellness" products, such as vitamins and food supplements and homeopathic medicines, in order to appeal to consumer demand for products that contribute to a healthy lifestyle.

    PHOTO FINISHING

         The Company offers overnight photo finishing services in all of its stores, as well as one-hour photo finishing services through special photo finishing centers installed in 269 stores.
    Management believes that photo finishing services also contribute significantly to sales of other merchandise categories by generating customer traffic since customers are generally required to visit a store twice in order to drop off and pick up film. PayLess Drug and Thrifty Drug have each entered into photo finishing services agreements with nationally recognized leaders in photo finishing services that are capable of providing high quality, low cost photo finishing services.

         Photo finishing services are designed for customer convenience, with drop boxes for film developing packages and accessible film displays. Management intends to seek to increase consumer awareness of its photo finishing services by emphasizing its various trade names for such services. In addition to photo finishing services, the Company's photo finishing departments offer camera and photo accessories, small electronics, batteries and audio and video tape.


    MARKETING AND ADVERTISING

         The marketing and advertising strategy for PayLess Drug and Thrifty Drug is designed to promote the common merchandise mix offered by both chains. This strategy has allowed the Company to provide combined logo advertising throughout the state of California. PayLess Drug and Thrifty Drug stores are promoted as convenient, local drug stores serving the public's health care needs by offering high quality pharmacy services and a large selection of core drug store merchandise.

         Advertisements are designed to focus on specially priced promotional items to attract customers to the Company's stores, highlight key products among the stores' broad assortment of merchandise and include institutional pharmacy messages. The Company's advertising activities primarily employ print, including weekly color circulars distributed through local newspapers and direct mail packages and coupon/value books mailed to select zip codes within each store's designated trading area. The Company also utilizes "micro-marketing" and broadcast advertising to provide a comprehensive advertising and marketing program. In addition, consumer surveys and focus groups are conducted to assist in monitoring consumer requirements, attitudes and habits.

         The Company's net advertising cost was $41.0 million or 0.9% of sales for fiscal 1996. Gross advertising costs for the Company are substantially offset through cooperative advertising allowances received from vendors.

    STORE OPERATIONS

         All stores are open seven days a week for an average of 12 to 14 hours each day. The Company has 17 stores with a 24-hour schedule and is evaluating the success of these stores to determine if additional stores will adopt this schedule. Stores are generally operated on a self-service basis (except for pharmacy, photo finishing and ice cream product sales), with personnel available for customer assistance when required. Store layout and product displays are designed with the use of a computerized space management system that maximizes productivity per square foot of selling space, maintains consistency in merchandising and reduces inventory requirements. The Company's stores share common design features and merchandise mix for the convenience of customers and to reinforce marketing and advertising efforts.

         All store employees participate in training programs covering such matters as electronic checkout systems, employment policies and customer service techniques designed to create a friendly shopping environment. Prior to assuming a management position, each store manager attends a comprehensive management training course that focuses on all elements of store operations, including inventory ordering, merchandising, pricing policies, employee relations and store maintenance, all with an emphasis on customer service. In addition, assistant managers are trained for the possibility of assuming overall management of new stores as they are opened. Various management meetings are also conducted at all levels of operations to ensure uniform implementation of corporate initiatives and policies.

         In order to reduce inventory shrinkage, the Company has various incentive programs, including training and awareness programs, tailored audit programs for district managers, internal auditors and loss prevention specialists, and computerized exception reporting for, among other things, customer refunds, voids and cash overages and shortages from daily register check-outs. In addition, the Company has installed Electronic Article Surveillance (EAS) equipment in approximately 450 stores located in high risk areas in order to reduce theft-related shrinkage and intends to install EAS units Company wide throughout fiscal 1997.

    PURCHASING AND DISTRIBUTION

         Approximately 75 percent of store merchandise, including prescription drugs, are centrally purchased directly from manufacturers to take advantage of promotional and volume discount programs offered to retailers. The balance of store merchandise is shipped directly to the Company's stores from manufacturers and distributors at prices negotiated at the corporate level. The Company utilizes electronic purchase orders via Electronic Data Interchange (EDI) by transmitting orders to more than 300 of its suppliers. EDI allows for the paperless ordering of products with immediate confirmation from the vendor on price, delivery terms and amount of goods ordered. In addition, the Company uses an automated replenishment system at its distribution centers. For fiscal 1996, no single vendor accounted for more than 10.0% of total Company purchases. The Company believes it has numerous alternative sources of supply for the merchandise sold in its stores.

    TECHNOLOGY AND MANAGEMENT INFORMATION SYSTEMS

         The Company's management information systems consist of computer networks designed to improve customer service, refine merchandising information, reduce operating costs and inventory levels and support management's decision-making process. All stores are equipped with point-of-sale scanning devices that record the sale of every product, enabling stores to generate daily sales data with respect to each item and category of merchandise as well as every department in each store. In addition, hand-held terminals are used for inventory ordering and auditing, which tend to improve store productivity and the accuracy of data generated.

         The Company utilizes satellite communications and a video networking system linking together all of its stores. The communication network enables the Company to disseminate information quickly and efficiently and maintain close contact between corporate headquarters and each store.

    REGULATION

         The Company's pharmacists and pharmacy technicians are required to be licensed by the appropriate state board of pharmacy. All stores with pharmacies and certain distribution centers are also registered with the Federal Drug Enforcement Administration. The majority of stores sell alcoholic beverages and are subject to various state and local licensing requirements as a result. In addition, some stores sell firearms and ammunition and as a result are subject to additional regulatory requirements. By virtue of these license and registration requirements, the Company will be obligated to observe certain rules and regulations, and a violation of such rules and regulations could result in a suspension or revocation of one or more licenses or registrations.

         In 1990, the United States Congress enacted the Omnibus Budget Reconciliation Act of 1990 ("OBRA"), which requires states to implement pharmaceutical drug use review programs for Medicaid beneficiaries by January 1, 1993. Under OBRA, pharmacists are required to offer counseling, without additional charge, to customers covered by Medicaid about their medication, dosage, delivery system, common side effects and other information deemed significant by the pharmacists. The states in which the Company operates have enacted broader regulations that require pharmacists to provide such counseling to all customers, regardless of whether they are covered by Medicaid. As a result, the Company's pharmacists must provide counseling to customers and have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate such effects. The Company believes its series of training programs for pharmacy personnel and state-of-the-industry pharmacy computer network are well designed to ensure that these requirements are satisfied, but violations of these regulations could have an adverse impact on the Company.

         In recent years, prescription drug sales have represented a growing portion of the Company's revenues. These revenues may be affected by changes within the health care industry, including changes in programs providing for reimbursement of the cost of prescription drugs by third-party payors and regulatory changes relating to the approval process for prescription drugs. Although no health care reform legislation was adopted in the most recent session of Congress, it is likely that Congress will revisit the issue in the future. The Company cannot predict whether or in what form health care reform legislation may be adopted in the future, at the federal or state level, or the impact of any such legislation on the Company's financial position or results of operations. However, to the extent health care reform expands the number of persons receiving health care benefits covering the purchase of prescription drugs, it could result in increased purchases of such drugs and could thereby have a favorable impact on both the Company and the retail drug industry in general. Nevertheless, there can be no assurance that any such legislation will be enacted or, if enacted, that such legislation will have a favorable effect on the Company.

         The Company has contracts with numerous Third-Party Plans under which its stores provide pharmacy services. Several of the states where these stores are located have enacted "freedom of choice" statutes that entitle any pharmacy to provide pharmacy services under these contracts. Such statutes tend to increase competition for Third-Party Plan contracts and therefore could negatively impact the Company. Management believes, however, that the Company will be well positioned to compete for Third-Party Plan contracts based on its large number of store locations, pricing policies, advanced technology systems, reputation for good service and convenience to customers and third-party payors.

         The Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime and working conditions. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could adversely affect the Company.

    COMPETITION

         The Company competes in its markets with several national, regional and local drug store chains, large grocery stores and supermarkets, membership clubs, deep discount drug stores, combination food and drug stores, discount general merchandise stores, mass merchandisers, independent drug stores and local merchants. In addition to competition with the foregoing, the Company's pharmacy departments also compete with hospitals, health maintenance organizations and mail order providers, which have experienced significant growth in their market share, and the Company's photo finishing centers also compete with a variety of mini-lab photo-processors and photo-specialty shops. Many of the Company's competitors have substantially greater financial resources than the Company.

         The Company believes that the primary elements of competition in its industries include pricing, store location and design, product selection and customer service. The Company believes that it competes successfully because of its pricing policies, reputation for reliability, convenient store locations, superior pharmacy services, broad selection of merchandise and effective sales techniques. However, the competitive environment is often affected by factors beyond a particular retailer's control, such as shifts in consumer preferences, economic conditions, and population and traffic patterns. The Company believes that in the future, the ability to compete effectively will be increasingly dependent on superior merchandising and customer service, the effectiveness of cost containment measures, especially with respect to pharmacy services, and superior information systems for general management.

    EMPLOYEES

         As of September 29, 1996, the Company had approximately 32,500 employees, of which approximately 61% were full-time.
    Approximately 13,300 employees were covered by collective bargaining agreements and represented by various union locals. The collective bargaining agreements have express expiration dates and are therefore subject to review and renewal on a regular basis. Most of the employees covered by such collective bargaining agreements work at Thrifty Drug stores in California and in PayLess Drug stores in Northern California and in the greater Seattle area in Washington. The Company has not experienced any material business interruption as a result of labor disputes within the past five years, and considers its employee relations to be good.

    TRADE NAMES AND TRADEMARKS

         The Company uses various trade names and trademarks, including PayLess Drug, Thrifty Drug, Thrifty Jr., Rexall Square Drugs, Bi-Mart and RxMart, and has registered the trademarks PayLess Drug and Thrifty with the United States Patent and Trademark Office.

    ITEM 2.     PROPERTIES

    STORE LOCATIONS

         As of September 29, 1996, the Company's stores by type and location are as follows:

                    PayLess Drug  Thrifty Drug   Bi-Mart     Total
                  -------------- ------------   -------     ------
    California         220          457             -         677
    Washington         147           -              8         155
    Oregon              76           -             37         113
    Colorado            30           -              -          30
    Utah                27           -              -          27
    Idaho               19           -              -          19
    Nevada              13           -              -          13
    Alaska              10           -              -          10
    All other stores     5           -              -           5
                      -----        -----          ----     -------
    Total              547          457            45       1,049

         The Company's stores average approximately 17,575 square feet of selling space and are located in neighborhood and community shopping centers or in freestanding buildings.

         As of September 29, 1996, the Company owned 153 operating stores in fee. The balance of the stores are leased with an average remaining lease term of 25 years, including all options. Most of the store leases are "triple net", requiring the Company to pay all taxes, insurance and common area maintenance expenses associated with the properties, and provide for fixed minimum rentals together with a percentage rental based upon sales.

         During fiscal 1996, the Company closed or sold 10 stores. Of the total number of stores closed or sold, 9 were closed or sold due to their inability to achieve adequate returns. One store was closed due to its close proximity to a nearby PayLess Drug. Management will consider closing certain other stores based on a case-by-case review of the performance and profitability of each store.

         As of September 29, 1996, the Company had a portfolio of 80 non-operating properties, 13 of which are owned in fee and 67 of which are leased properties. The Company has in place a number of strategies to dispose of these properties.


    WAREHOUSE FACILITIES

         The Company's warehouse facilities consist of the following:

                                               Approximate
                     Location                  Square Footage
                     ---------               ---------------
                     Ogden, Utah               638,000
                     Woodland, California      500,000
                     Wilsonville, Oregon       500,000
                     Ontario, California       415,900
                     Eugene, Oregon            200,000
                     Yakima, Washington         20,000


         The facilities in Ogden, Utah, Woodland and Ontario,
    California and Wilsonville, Oregon, are owned in fee. Those located in Eugene, Oregon and Yakima, Washington are leased.

         The Company leases four warehouse facilities, pursuant to a
    master lease.   The master lease  includes two facilities that are
    subleased to certain affiliates of the Company. See "Item 13. Certain Relationships and Related Transactions - Relationship With Big 5" and "- Relationship With Gart." The other two facilities located in Yakima, Washington and Eugene,

    Oregon serve Bi-Mart stores exclusively. The master lease provides the Company with options to purchase any real property under such lease for an amount equal to the greater of the property's fair market value (as agreed upon by the parties or determined by an independent appraiser, exclusive of the value of any ground lease or lessee improvements) or the property's "Adjusted Acquisition Cost", as defined.

    OTHER PROPERTIES

         The Company's corporate headquarters which is owned in fee is located in 160,000 square feet of office space in Wilsonville, Oregon, adjacent to the Wilsonville distribution center. The Company also owns its 52,200 square foot ice cream manufacturing plant located in El Monte, California.

    ITEM 3.     LEGAL PROCEEDINGS

         The Company and its subsidiaries are from time to time involved in ordinary routine litigation incidental to the conduct of their business. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate for such litigation matters. Management believes that no such pending litigation matters will have a material adverse effect on the Company's financial statements taken as a whole or on its results of operations.

    ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II
                                   --------

    ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND DEBT
    SECURITIES AND RELATED STOCKHOLDER MATTERS

         All of the outstanding common stock of Thrifty PayLess is held by Rite Aid.

    ITEM 6.     SELECTED FINANCIAL DATA

                   SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                              OF THRIFTY PAYLESS, INC.
                                (Dollars in millions)

         The following selected historical consolidated financial data presented in the table below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto of the Company included elsewhere herein. The Company had no operations prior to the 1992 Acquisition. Accordingly, financial information for the 39 weeks ended September 27, 1992 is that of Thrifty Corporation ("Predecessor Company")

                                                                                           Predecessor
                                                         The Company (1)                    Company (1)(2)

                                              1996         1995        1994        1993     1992(3)(4)
                                           ---------   ----------  ----------  ----------   ----------
CONSOLIDATED OPERATING DATA:
Sales..................................    $ 4,798.9   $ 4,658.8   $ 3,163.3   $ 2,119.1     $ 1,917.9
    Cost of sales, buying and occupancy      3,517.5     3,413.0     2,311.1     1,571.0       1,431.8
        Gross Profit...................      1,281.4     1,245.8       852.2       548.1         486.1
    Selling and administration.........      1,022.7     1,065.5       746.8       538.8         559.7
    Write-off of goodwill..............           -           -           -           -           17.2
    Depreciation and amortization......         68.4        69.1        30.1         1.8          31.5
        Operating profit(loss).........        190.3       111.2        75.3         7.5        (122.3)
    Interest expense, net..............       (104.0)     (119.4)      (56.6)      (11.8)        (27.8)
    Loss on sale of assets.............           -           -           -           -          (25.6)
        Income (loss) before income
          taxes........................         86.3        (8.2)       18.7        (4.3)       (175.7)
    Income tax (expense) benefit.......        (36.0)        2.1        (8.3)        1.1          (0.5)
    Income (loss) from continuing
     operations........................         50.3        (6.1)       10.4        (3.2)       (176.2)
    Income(loss) from discontinued
     operations, net of income taxes...           -           -          5.2         3.7          39.1
    Extraordinary loss on debt
     extinguishment....................        (85.5)       (7.4)         -            -            -
            Net income (loss)..........    $   (35.2)  $   (13.5)   $   15.6    $    0.5     $  (137.1)

OTHER OPERATING DATA:
    Number of stores at end of period..      1,049        1,040      1,068         535           637
    Same-store sales increases.........          3.3%         2.5%       4.0%        1.4%          4.9%
    Prescription sales ($).............    $ 1,600.6    $ 1,429.0   $  896.8    $  548.7     $   497.3
    Prescription sales (%).............         33.3%        30.7%      28.3%       25.9%         25.9%
    Cash provided by (used in)
        operations.....................    $   119.4    $     8.5  $    64.6    $  (77.9)    $    (6.2)
    EBITDAL (5)........................        268.0        204.3      106.0        10.0         (75.6)
    Capital expenditures (6)...........         42.7         54.3       82.3        31.5          25.0

CONSOLIDATED BALANCE SHEET DATA:
    Working capital....................    $   499.0    $   509.3 $    469.6    $  139.5     $   280.2
    Total assets (7)...................      2,067.9      2,101.5    2,139.4       688.8       1,046.2
    Long-term debt.....................        794.4        913.2      866.9        62.4          91.1
    Shareholder's equity...............        378.8        294.9      308.4        46.1         261.1

OTHER DATA:
    Ratio of earnings to fixed charges.          1.5x         N/A        1.2x        N/A           N/A


       NOTES TO SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                         OF THRIFTY PAYLESS, INC.
                           (Dollars in Millions)

    (1) The fiscal periods include 52 weeks for fiscal 1996, 1995 and 1994, 53 weeks for fiscal 1993, and 39 weeks for fiscal 1992.

    (2) The Predecessor Company period include the operations of Pay'n Save until July 25, 1992, when it was sold to PayLess Drug.

    (3) Includes the initial two days (September 26 and September 27) of the Company's period.

    (4) The fiscal period ended September 27, 1992, represents the nine-month period created by a change in fiscal year end of Thrifty Drug from December to September.

    (5) EBITDAL represents operating income plus depreciation and amortization expense, write-off of goodwill and LIFO provision, including step-up. EBITDAL is not intended to represent cash flow or any other measure of performance in accordance with Generally Accepted Accounting Principles (GAAP). EBITDAL is included here because management believes that certain investors find it to be a useful tool for measuring a company's ability to service its debt. See the Consolidated Statements of Cash Flows in the Consolidated Financial Statements for Thrifty PayLess included elsewhere herein.

    (6) Capital expenditures do not include expenditures for business acquisitions.

    (7) Included in total assets are net assets related to discontinued operations of $49.1, and $57.4, at October 3, 1993, and September 25, 1992, respectively.

    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

    COMPARABILITY OF FINANCIAL DATA

         As a result of the Acquisition, PayLess Drug's operations are included in the Company's financial statements beginning April 20, 1994. Consequently, results of operations for the Company between fiscal 1995 and 1994 are not comparable. Additionally, concurrent with the Company's acquisition of PayLess Drug, certain sporting goods operations were discontinued and have been accounted for as discontinued operations. The accompanying discussion and analysis does not discuss discontinued operations.

    RESULTS OF CONTINUING OPERATIONS

         The following table sets forth the Company's operating results for the periods indicated, both in millions of dollars and expressed as a percentage of sales.

                                             Fiscal 1996    Fiscal 1995    Fiscal 1994
                                             -----------    -----------    -----------

    Sales                                    $4,798.9      $  4,658.8      $ 3,163.3
    Cost of sales, buying and occupancy       3,517.5         3,413.0        2,311.1
    Gross profit                              1,281.4         1,245.8          852.2
    Selling and administration                1,022.7         1,065.5          746.8
    Depreciation and amortization                68.4            69.1           30.1
    Operating profit                            190.3           111.2           75.3
    Interest expense, net                      (104.0)         (119.4)         (56.6)
    Income (loss) before taxes                   86.3            (8.2)          18.7
    Income tax (expense) benefit                (36.0)            2.1           (8.3)
    Income (loss) from continuing operations $   50.3      $     (6.1)     $    10.4

    EBITDAL                                  $  268.0      $    204.3      $   106.0

    Sales                                       100.0%          100.0%         100.0%
    Cost of sales, buying and occupancy          73.3            73.3           73.1
    Gross profit                                 26.7            26.7           26.9
    Selling and administration                   21.3            22.9           23.6
    Depreciation and amortization                 1.4             1.5            1.0
    Operating profit                              4.0             2.4            2.4
    Interest expense, net                        (2.2)           (2.6)          (1.8)
    Income (loss) before taxes                    1.8            (0.2)           0.6
    Income tax (expense) benefit                 (0.8)             -            (0.3)
    Income (loss) from continuing operations      1.0  %         (0.2)%          0.3%

    EBITDAL                                       5.6  %          4.4 %          3.4%


    COMPARISON OF THE 52 WEEK PERIOD ENDED SEPTEMBER 29, 1996 ("FISCAL 1996") WITH THE 52 WEEK PERIOD ENDED OCTOBER 1, 1995 ("FISCAL
    1995")

         Sales for fiscal 1996 increased by $140.1 million or 3.0 percent as compared to fiscal 1995. Comparable store sales increased 3.3 percent with pharmacy comparable store sales up 12.4 percent and non-pharmacy merchandise comparable store sales lower by 0.7 percent. Pharmacy sales as a percentage of total sales were
    33.3 percent for fiscal 1996, up from 30.7 percent of sales in fiscal 1995. Third-party pharmacy sales as a percent of total pharmacy sales were 74.9 percent for fiscal 1996 compared to 70.0 percent in fiscal 1995.

        Gross profit as a percent of sales was 26.7 percent for fiscal 1996, consistent with fiscal 1995. FIFO gross profit as a percentage of sales was 26.9 percent in fiscal 1996 compared to
    27.3 percent the prior year. The decrease in FIFO gross profit results primarily from continued pressure on gross margins related to lower margin third-party pharmacy sales.

         Selling and administration expenses for fiscal 1996 were 21.3 percent of sales compared to 22.9 percent in fiscal 1995. The decrease results primarily from cost reductions realized by combining administrative services and operations of Thrifty Drug and PayLess Drug stores including a reduction in advertising expense of $31.5 million. Additionally, a gain on the sale of properties of $7.8 million was realized in fiscal 1996 with no such gain in fiscal 1995.

         Net interest expense decreased by $15.4 million to $104.0 million or 2.2% of sales in fiscal 1996 compared with $119.4
    million or 2.6% of sales in fiscal 1995.   In April 1996, T P
    Holdings and the Company completed a recapitalization, as described below, reducing both the level of long term debt and the average effective interest rate.

         The effective income tax rate for fiscal 1996 was 41.7% compared to 25.6% for fiscal 1995. The change in the effective tax rate results from the leveraged effect of goodwill amortization, and other items not deductible for income tax purposes.

          Operating profit increased $79.1 million to $190.3 million or 4.0 percent of sales in fiscal 1996 compared to $111.2 million or 2.4 percent of sales in fiscal 1995.

           As discussed in Note 3 of the Consolidated Financial Statements, the Company completed a recapitalization in fiscal 1996 resulting in an $85.5 million (net of a $9.5 million tax benefit) extraordinary loss associated with early extinguishment of debt. In the prior year, the Company realized a $7.4 million (net of a $4.5 million tax benefit) extraordinary loss related to early extinguishment of debt.

         EBITDAL was $268.0 million or 5.6 percent of sales for fiscal 1996 compared to $204.3 million or 4.4 percent of sales in fiscal 1995.

    COMPARISON OF THE 52 WEEK PERIOD ENDED OCTOBER 1, 1995 ("FISCAL 1995") WITH THE 52 WEEK PERIOD ENDED OCTOBER 2, 1994 ("FISCAL
    1994")

         The financial results of fiscal 1994 include approximately 23 weeks of operations of PayLess Drug compared to 52 weeks for fiscal 1995. Accordingly, an increase of approximately 44% in sales with related costs and operating expenses in fiscal 1995 compared to fiscal 1994 relate to the additional weeks of PayLess Drug's operations.

         Sales for fiscal 1995 were $4,658.8 million compared to $3,163.3 million for fiscal 1994, an increase of $1,495.5 million or 47.3%. In addition to the increase noted above, comparable store sales (excluding PayLess Drug) increased by 2.5% compared to fiscal 1994 with an 8.6% increase in pharmacy sales and a 0.4% increase in non-pharmacy merchandise comparable store sales. On a pro forma combined basis (including PayLess Drug), comparable store sales increased by 2.8% in fiscal 1995 compared to fiscal 1994 with an 11.3% increase in pharmacy sales and a 0.5% decrease in non-pharmacy merchandise sales.

         Pharmacy sales as a percentage of total sales were 30.7% for fiscal 1995 as compared to 28.5% for fiscal 1994 on a pro forma combined basis. The growth in pharmacy sales was primarily the result of increased third-party payors sales, which as a percentage of total pharmacy sales was 70.0% in fiscal 1995, compared to 65.8% for fiscal 1994, on a pro forma combined basis.

         Gross profit, net of buying and occupancy costs, as a percentage of sales was 26.7% for fiscal 1995 compared to 26.9% for fiscal 1994. The decrease was due in part to reduced gross profit margins in the pharmacy area. Additionally, the LIFO valuation expense (income) was $24.0 million in fiscal 1995 compared with $(0.6) million in fiscal 1994.

         Selling and administration expenses as a percentage of sales were 22.9% for fiscal 1995 compared to 23.6% for fiscal 1994. The decrease is primarily related to reductions in administration expense as the Company combined administrative services of Thrifty Drug and PayLess Drug into one location.

         Depreciation and amortization expense increased to $69.1 million in fiscal 1995 as compared to $30.1 million in fiscal 1994. The increase relates to a full year charge for PayLess Drug and depreciation on capital additions during fiscal 1995.

         Net interest expense was $119.4 million for fiscal 1995 compared to $56.6 million for fiscal 1994. The increase is primarily the result of a full 52 week period of interest in fiscal 1995 compared to approximately 23 weeks borrowing in fiscal 1994 and a balance outstanding in fiscal 1995 under the Company's revolving line of credit.

         The effective income tax rate for fiscal 1995 was 25.6% compared to 44.4% in fiscal 1994. The change in effective tax rate is primarily the result of the leveraged effect of goodwill amortization, a non-deductible expense.

         In September 1995, PayLess Drug was merged into the Company which required early payment of a debt obligation. The early payment resulted in an extraordinary charge of $7.4 million, net of a tax benefit of $4.5 million.

          Net income (loss) for fiscal 1995 was ($13.5) million compared to $15.6 million in fiscal 1994. The decrease is related to items noted above.

         EBITDAL was $204.3 million or 4.4% of sales in fiscal 1995, compared to $106.0 million or 3.4% of sales for fiscal 1994 as a result of the factors described above.


    LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity have been cash from operations and borrowings under its $750.0 million secured bank facility. The secured bank facility has historically been used to meet seasonal fluctuations in working capital requirements, primarily inventory purchases, with such requirements peaking in November, and capital expenditures.

         For fiscal 1996, cash flow provided by operating activities was $119.4 million. Included as uses of cash are payments for store closures, cancellation of leases and employee severance of $26.0 million related primarily to the Acquisition and the consolidation of operations. Cash used in investing activities was $37.7 million with capital expenditures of $42.7 million and proceeds from the sale of assets of $14.6 million. Cash used in financing activities was $81.3 million, primarily the net effect of the 1996 recapitalization.

         Management estimates capital expenditures for fiscal 1997 to be $84.1 million. In addition, management anticipates that approximately $16.5 million in payments will be made in fiscal 1997 relating to leases on closed stores and Acquisition related severance costs. Management believes that cash from operations, combined with borrowing from Rite Aid Corporation and other financing sources, in the ordinary course of business, will be sufficient to enable the Company to meet all of its obligations when due.

         In connection with the Merger, Rite Aid entered into a 364 day revolving credit facility with a syndicate of commercial banks that provides for loans in an aggregate amount of up to $1.0 billion. This credit facility is a revolving credit facility that converts in December 1997 to a term loan that will mature in December 1998. In addition, Rite Aid has a 5 year, $1.0 billion revolving credit facitly that expires on July 19, 2001. The facilities have per annum facility fees of .07% and .085%, respectively, and will be used for general corporate purposes including loans to Thrifty PayLess and support of Rite Aid's commercial paper program. Loans under the credit facilities bear interest at a floating rate based, at Rite Aid's option, on LIBOR, Money Market, CD rates or the lenders' Base Rate. No amounts were outstanding under the Rite Aid Credit Facilities as of December 20, 1996.

         The funds for the repayment of Thrifty PayLess' outstanding obligations under its secured bank facility (approximately $718.1 million aggregate principal amount at December 12, 1996), the conversion of outstanding T P Holdings stock options into cash upon consummation of the Merger (approximately at $46.3 million) and the payment of certain fees and expenses relating to the Merger (estimated at $30.0 million) were provided through the issuance of commercial paper by Rite Aid.

      On December 20, 1996, Rite Aid Corporation issued certain unsecured notes and debentures (the "Securities") with an aggregate principal amount of $1.0 billion. These securities will not be redeemable prior to maturity and will not be subject to any sinking fund. Three tranches were issued as follows:

    Principal
    Amount           Rate      Security       Maturity
    ---------        ----      --------  -------------------
    $350,000,000     6.70%     Notes     Due December 15, 2001
    $350,000,000     7.125%    Notes     Due  January 15, 2007
    $300,000,000     7.70%     Debenture Due February 15, 2027

      Interest on the 6.70% notes is payable semiannually on June
    15 and December 15 of each year, commencing June 15, 1997; interest on the 7.125% notes is payable semiannually on July 15 and January 15 of each year, commencing July 15, 1997; and interest on the 7.70% Debentures is payable semiannually on August 15 and February 15 of each year, commencing August 15, 1997.

      The net proceeds to Rite Aid were $991.6 million after deducting expenses and were used to repay commercial paper issued by Rite Aid in connection with the extinguishment of Thrifty PayLess' secured bank facility and to refinance other commercial paper previously issued by Rite Aid. Rite Aid's commercial paper to be repaid has a weighted average interest rate of approximately 5.5% per annum. Obligations repaid under Thrifty PayLess' secured bank facility in connection with the Merger had an average interest rate of 7.2% per annum and an average maturity of 31 days as of November 24,1996.

      As a result of the Merger, Rite Aid is obligated to offer to purchase all of Thrifty PayLess' outstanding 12 1/4% Senior Subordinated Notes due 2004 (approximately $195.0 million aggregate principal amount) at 101% of the principal amount thereof. On December 23, 1996, Rite Aid began its tender offer to purchase these securities and solicited consents that would eliminate substantially all covenants governing this debt.

         The Company's financial condition is affected by economic conditions in its primary markets, including California, Oregon and Washington, and by regulatory conditions relating to the industries in which the Company competes. Management cannot predict the nature or effect of any health care legislation that may be passed; however, the implementation of certain types of regulations could adversely affect the pricing of prescription drugs, the amount of reimbursements paid by governmental agencies and third-party payors or the amount of insurance coverage the Company is required to provide its employees.

         The Company has adopted various tax positions (including the adoption of the LIFO method of inventory accounting), which positions it believes comply with applicable tax laws and regulations. However, in the event such positions are challenged and are not upheld, there could be a material adverse effect on the Company's liquidity and financial condition. The Company's consolidated federal tax returns for the fiscal years 1992 through 1994 are currently being examined by the Internal Revenue Service, which has challenged and/or raised issues with respect to certain positions adopted by the Company.

    FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impaired of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement No. 121 provides specific guidance regarding when impairment of long lived assets such as plant, equipment and certain intangibles, including goodwill, should be recognized and how impairment losses of such assets should be measured. Statement No. 121 is effective for fiscal years beginning after December 15, 1995. The Company is preparing to adopt Statement No. 121 in fiscal 1997 and expects that the impact on its statements of operations and financial position will not be material.


    IMPACT OF INFLATION AND CHANGING PRICES

         The Company's internal inflation trend remained consistent during the three-year period ended September 29, 1996 with decreases in front end merchandise offset by higher pharmacy costs. Though not significant, inflation continues to cause increases in product, occupancy and operating expenses, as well as the cost of acquiring capital assets. The effect of higher costs is minimized by achieving operating efficiencies and passing vendor price increases along to consumers.


    ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated by reference to Item 14 of this Report on Form
    10-K.


    ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                  PART III
                                  --------

    ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

         The following table sets forth information with respect to the Company's directors and executive officers as constituted September 29, 1996 through the date of the Merger (December 12, 1996).
    Following the Merger, the following persons ceased to hold the positions indicated below.

    Name                           Age         Positions with the Company
    -----------------------       ----         --------------------------
    Gordon D. Barker               50          Chief Executive Officer,
                                               President and Director
    David R. Jessick               43          Executive Vice President
                                               & Chief Financial Officer
    Richard Juliano                49          Executive Vice President-
                                               Merchandising
    Barbara R. Crane               45          Senior Vice President,
                                               Store Operations- North
    James W. Gaube                 47          Senior Vice President,
                                               Real Estate
    John J. Greer                  54          Senior Vice President,
                                               Store Operations-South
    Don P. Davis                   45          Senior Vice President, MIS
    James C. Hamilton              53          Senior Vice President,
                                               Human Resources
    Andrew A. Striefel             51          Senior Vice President,
                                               Merchandising
                                               & Advertising
    Willard E. Wilson              54          Senior Vice President,
                                               Health Services
    Gary S. Meade                  50          Vice President,
                                               Legal Affairs & Secretary
    Leonard I. Green               63          Director
    Jonathan D. Sokoloff           39          Director
    Jennifer Holden Dunbar         33          Director
    Jack W. Goodall                58          Director
    Richard J. Lynch, Jr.          45          Director
    Frank G. Felicella             49          Director

         The executive officers of the Company served at the pleasure of the Board of Directors. The directors of the Company were elected at each annual meeting of stockholders to serve for a term of one year or until their successors have been elected and qualified.

         Gordon D. Barker was named Chief Executive Officer and a Director of the Company in January 1996 and continued to serve as President, which position he has held since December 1994. He had previously served as Chief Operating Officer of the Company since December 1994 and as the Senior Executive Vice President of the Company from the Acquisition to December 1994.

    Prior to the Acquisition, Mr. Barker had served in a variety of positions since joining PayLess in 1968, including appointments as Executive Vice President in 1993, Senior Vice President of operations in 1991, Senior Vice President of Pharmacy in 1990 and Vice President, Pharmacy in 1989.

         David R. Jessick has served as Executive Vice President - Finance and Chief Financial Officer of the Company since the Acquisition. Mr. Jessick became Senior Vice President and Chief Financial Officer of PayLess in December 1990. For more than five years prior to 1990, he served in a variety of positions with PayLess, including Vice President and Corporate Controller and Assistant Treasurer.

         Richard Juliano was named Executive Vice President of
    Merchandising, Marketing and Advertising in April 1996. Prior to joining the Company, Mr. Juliano was Senior Vice President of
    Merchandising and Marketing at Phar-Mor, a position he held since
    1990.

         Barbara R. Crane has been Senior Vice President of Operations
    - North since October, 1995. Prior to this, Ms. Crane was Senior Vice President of Operations of the Company since the Acquisition. Prior to the Acquisition, Ms. Crane had served in a variety of positions since joining PayLess in 1970, including appointments as Vice President of Merchandising Systems in 1993 and District Manager in 1985.

         James W. Gaube has served as Senior Vice President of Real Estate, Design and Construction since April, 1995. Mr. Gaube was the Western Regional Real Estate Director for Home Depot, Inc. from July, 1994 through March, 1995. From the Acquisition to June, 1994, Mr. Gaube served as Senior Vice President of Real Estate for the Company. Prior to the Acquisition, Mr. Gaube served as Senior Vice President of Real Estate for PayLess, having been promoted to that position in 1990.

         John J. Greer has served as Senior Vice President of Store Operations - South since October, 1995. Mr. Greer served as Vice President, Labor Relations from May 1995 to October 1995. From the Acquisition to May, 1995, Mr. Greer served as Group Vice President, Labor Relations for the Company. Prior to the Acquisition, Mr. Greer served in a number of store operations positions after joining Thrifty Corporation in 1965, including Vice President of Store Operations and Regional Vice President of Operations for the Southern Division.

         Don P. Davis has served as Senior Vice President of MIS of the Company since November 1994. Prior to such time, he was Vice President of MIS for the Company since the Acquisition. Prior to that time, Mr. Davis had served in a variety of positions since joining PayLess in 1982, including as Vice President of MIS since 1990 and Planning Manager prior to that.

         James C. Hamilton has been Senior Vice President of Human Resources of the Company since August 1994. Before then, he had served as District Manager for PayLess' operations in Northern California and Southern Oregon since 1980.

         Andrew A. Striefel has served as Senior Vice President of Merchandising and Advertising of the Company since September 1994. Prior to that time, Mr. Striefel has served in a variety of positions since joining PayLess in 1967, including appointments as Vice President of Merchandise in 1991 and Director of Merchandise in 1990.

         Willard E. Wilson has served as Senior Vice President of Health Services of the Company since the Acquisition. Prior to the Acquisition, Mr. Wilson had served in a variety of positions since joining PayLess in 1965, including appointments as Vice President of Pharmacy Operations in 1991 and Director of Merchandising in 1988.

         Gary S. Meade was named Secretary of the Company in March 1995. He has served as Vice President, Legal Affairs of the Company since August 1993. Prior to that time, Mr. Meade had served in a variety of positions since joining the Thrifty Corporation Legal Department in 1970, including as Vice President, Legal Affairs since 1986.

         Leonard I. Green has served as director of the Company since September 1992. Since 1989, he has been, individually or through a corporation, a partner of LGA, which is the general partner of GEI. Before forming LGA in 1989, Mr. Green had been a partner of the merchant banking firm of Gibbons, Green, van Amerongen for more than five years. Mr. Green is also a director of Carr-Gottstein Foods Co., Foodmaker Inc., Horace Mann Educators Corp. and several private companies.

         Jonathan D. Sokoloff has been a director of the Company since September 1992. He joined LGA as a partner in 1990. Mr. Sokoloff was previously a Managing Director at Drexel Burnham Lambert Incorporated. Mr. Sokoloff is also a director of Carr-Gottstein Foods Co., and several private companies.

         Jennifer Holden Dunbar has been a director of the Company since September 1992. She joined LGA as an associate in 1989, became a principal in 1993, and through a corporation became a partner in 1994. Ms. Holden Dunbar previously was an associate with the merchant banking firm of Gibbons, Green, van Amerongen and a financial analyst in mergers and acquisitions with Morgan Stanley & Co. Ms. Holden Dunbar is also a director of Kash n' Karry Food Stores, Inc., and several private companies.

         Jack W. Goodall became a director of the Company in October 1992. He has been President of Foodmaker, Inc., since April 1970, its Chief Executive Officer since February 1979 and its Chairman since October 1985. He is director of Ralcorp Holdings, Inc. and Van Camp Seafood Company, Inc. Mr. Goodall indirectly owns an approximately 0.5% limited partnership interest in GEI.

         Richard J. Lynch, Jr. has served as a director of the Company since the Acquisition. Since February 1996, Mr. Lynch has served as the President and Chief Operating Officer of The Sports Authority, Inc., a publicly owned retail sporting goods chain. Prior thereto, since 1988, he had served as Senior Vice President, Chief Financial Officer, Treasurer and Secretary of such company. Prior to 1988, Mr. Lynch served as Executive Vice President and Chief Financial Officer of Sportsclub, Inc.

         Frank G. Felicella has served as a director of the Company since the Acquisition. Mr. Felicella has served since 1993 as the Chief Executive Officer and President of Builders Square, Inc., a chain of retail home improvement centers and a wholly-owned subsidiary of Kmart. Mr. Felicella joined Builders Square in 1992 as its President and Chief Operating Officer. Prior to such time, Mr. Felicella served as Executive Vice President of Lechmere, Inc. until 1989 when he became Executive Vice President and Director of LMR Acquisition Corp., a company which was formed to acquire, and subsequently acquired, Lechmere, Inc.

      Following the effectiveness of the Merger on December 12, 1996, the following individuals assumed the positions indicated below with the Company:

    Name                       Age       Positions with the Company
    -----------------          ---       ----------------------
    Charles R. Kibler           50       President
    Franklin C. Brown           68       Executive Vice President and
                                           Director
    Frank M. Bergonzi           51       Executive Vice President,
                                           Chief Financial Officer
                                           and Director
    Elliot S. Gerson            55       Senior Vice President and
                                           Assistant Secretary
    Joseph S. Speaker           38       Senior Vice President and
                                           Treasurer
    James E. Krahulec           50       Vice President and Director
    I. Lawrence Gelman          50       Secretary

         Charles R. Kibler was appointed President on December 12, 1996. Mr. Kibler is an executive officer of Rite Aid and was appointed Senior Vice President of Drugstore Operations on March 4, 1995; previously, Mr. Kibler served as Vice President of Drugstore Operations of Rite Aid for more than five years.

         Franklin C. Brown was appointed Executive Vice President and Director on December 12, 1996. Mr. Brown is an executive officer of Rite Aid and was appointed Executive Vice President and Chief Legal Counsel in April 1993; previously, Mr. Brown was Senior Vice President and General Counsel for more than five years.

         Frank M. Bergonzi was appointed Executive Vice President, Chief Financial Officer and Director on December 12, 1996. Mr. Bergonzi is an executive officer of Rite Aid and was appointed Executive Vice President and Chief Financial Officer of Rite Aid on March 4, 1995; previously, Mr. Bergonzi was Senior Vice President of Finance of Rite Aid Corporation for more than five years.

         Elliot S. Gerson was appointed Senior Vice President and Assistant Secretary on December 12, 1996. Mr. Gerson is an executive officer of Rite Aid and joined Rite Aid as Senior Vice President and Assistant Chief Legal Counsel in November 1995; previously, Mr. Gerson was a partner in the law firm of Bolger, Picker, Hankin & Tannenbaum from May 1993 until joining Rite Aid, and a partner in the law firm of Wolf, Block, Schorr and Solis-Cohen from May 1984 to May 1993.

         Joseph S. Speaker was appointed Senior Vice President and Treasurer on December 12, 1996. Mr. Speaker is an executive officer of Rite Aid and was appointed Senior Vice President of Accounting and Administration on May 24, 1996; previously, Mr. Speaker served as Vice President and Retail Controller since April 1993. From February 1991 until his appointment as Vice President, he had the positions of Assistant Vice President and Retail Controller.

         James E. Krahulec was appointed Vice President and Director on December 12, 1996. Mr. Krahulec is an executive officer of Rite Aid and was appointed Vice President of Government and Trade
    Relations in July 1984, a position he has held for more than five years.

         I. Lawrence Gelman was appointed Secretary on December 12, 1996. Mr. Gelman is an officer of Rite Aid and was appointed Associate Counsel and Secretary on January 11, 1995; previously, Mr. Gelman held the position of Assistant Vice President and Assistant Secretary of Rite Aid for more than five years.

    ITEM 11.     EXECUTIVE COMPENSATION

    EXECUTIVE COMPENSATION

         The following table sets forth for the periods shown the annual and long-term compensation of the Company's Chief Executive Officer, former Chief Executive Officer and three additional most highly compensated Executive Officers as of September 29, 1996.
    On December 12, 1996, upon consummation of the Merger, all of the executive officers named below were replaced as indicated above under Item 10.

                                                                        Long-Term Compensation
                                                                           Awards           Payouts
                                                                                Securities
                                                          Other Annual Restricted  Underlying           All Other
Name and Positions                 Annual Compensation   Compensation   Stock      Options     LTIP   Compensation
Held with the Company  Fiscal Year Salary($) Bonus($)      ($)       Awards($)  SARs(#)(1) Payouts($)   ($)(2)(5)
---------------------  ----------- -------- ----------   ----------   --------  ---------- ---------- ------------
Gordon D. Barker           1996    $360,769 $1,098,916   $  -         $  -       225,100   $  -       $16,007
 Chief Executive Officer   1995     300,000      -          -            -       161,700      -         8,608
 and Director (beginning   1994(3)  135,989    149,263      -            -          -         -         1,546
 January 16, 1996) and
 President; Formerly
 Chief Operating Officer

David R. Jessick           1996     281,923  1,007,587      -            -        75,000      -         8,231
 Executive Vice President  1995     250,000      -          -            -       156,000      -         7,740
 and Chief Financial       1994(3)  113,324    124,386      -            -          -         -         1,103
 Officer

Barbara R. Crane           1996     164,365    331,235      -            -        45,000      -         9,787
 Senior Vice President,    1995     163,352      -          -            -        78,000      -         7,203
 Store Operations -        1994(3)   67,995     55,974      -            -          -         -         1,200
 North

Willard E. Wilson          1996     174,326    339,672      -            -        45,000      -        18,667
 Senior Vice President,    1995     172,253      -          -            -        78,000      -         9,073
 Health Services           1994(3)   67,995     55,974      -            -          -         -         1,992

Marty W. Smith             1996(5)   378,365   278,284      -            -          -         -        17,886
 Chairman and              1995(4)   342,308   175,000      -            -       300,000      -        38,066
 Chief Executive Officer
 (Up to January 16, 1996)



    1) The securities underlying the options are shares of the TP
    Holdings Class B Stock. For a description of terms pertaining to such options and other information relating thereto, see "1994 Management Equity Plan".

    2) For Messrs., Barker, Jessick, Wilson and Ms. Crane, data represents the sum of (i) contributions under the PayLess Stores Retirement Plan and the TPI 401(k) Retirement Savings Plan of $12,839, $7,001 and $835 for Mr. Barker; $7,313, $6,890 and $797
    for Mr. Jessick; $16,940, $6,878 and $1,051 for Mr. Wilson; and $8,813, $6,750 and $1,049 for Ms. Crane, for 1996, 1995 and 1994,
    respectively; (ii) payment of premiums for term life insurance of $3,168, $1,607 and $711 for Mr. Barker; $918, $850 and $306 for Mr.
    Jessick; $1,727, $2,195 and $941 for Mr. Wilson; and $974, $453 and
    $154 for Ms. Crane, for 1996, 1995
    and 1994, respectively. For Mr. Smith, represents amounts received after December 2, 1994 as follows; (I) contributions under the TPI 401(k) Retirement Savings Plan of $3,981; and (ii) payment of premiums for term life insurance of $432 and $33,653 in accrued vacation. Amounts for 1994 are for the period from the Acquisition through the end of fiscal 1994.

    3) For Messrs. Barker, Jessick, Wilson and Ms. Crane, data represent compensation received from the Company after the date of the Acquisition through the end of the 1994 fiscal year. Mr. Barker was named the Company's Chief Executive Officer as of January 16, 1996, following the end of the Company's first quarter of fiscal 1996. For the period from October 3, 1993 to the date of the Acquisition, Messrs. Barker, Jessick, Wilson and Ms. Crane received compensation from PayLess (which was then a wholly owned subsidiary of Kmart) in the amounts of $143,761, $117,986, $71,835 and $67,871, respectively. No data are shown for these individuals either (a) in respect of compensation received from Kmart at any time or (b) in respect of compensation received from PayLess for periods prior to fiscal 1994. For each of the persons listed in the table, other annual compensation did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus individuals.

    4) Mr. Smith was named Chairman and Chief Executive Officer of the Company on December 2, 1994 and resigned such position as of January 16, 1996, following the end of the Company's first quarter of fiscal 1996. Prior to his appointment, Mr. Smith was the Chief Executive Officer of Bi-Mart, to which position he returned following his resignation. Compensation reported here includes 1995 compensation earned at Bi-Mart consisting of $62,500 in salary, $33,653 in accrued vacation and $175,000 in Bonus. Mr. Smith's other annual compensation did not exceed the lesser of $50,000 or 10% of his total annual salary.

    5) For Mr. Smith, includes 1996 compensation earned at Bi-Mart of $156,250 in salary and $278,284 in bonus. Other compensation includes $2,326 premiums for term life insurance and $15,560 for contributions under the PayLess Stores Retirement Plan.

    OPTION GRANTS IN FISCAL 1996

         Prior to the Merger, the executive officers were participants in the 1994 Management Equity Plan of T P Holdings, and the securities underlying the options were Class B common stock of T
    P Holdings.  The following table sets forth options to acquire T
    P Holdings' capital stock granted to the named executive officers during the fiscal year ending September 29, 1996.

                                                                            Potential realizable
                                                                            value at assumed rates
                   Number of      Percent of total                        of stock price
                  securities      options granted    Exercise or                appreciation for
                  underlying       to employees      base price  Expiration      option term
Name             Options granted  in fiscal year      (#/Sh)         Date       5%       10%
---------------  ---------------  --------------     -------      -------- ----------  ----------
Gordon D. Barker   110,100             8.4%           $12.50      01/17/06 $  865,516  $2,193,388
                   115,000             8.8%           $14.00      04/22/06 $1,012,520  $2,565,925

David R. Jessick    75,000             5.7%           $14.00      04/22/06 $  660,339  $1,673,430

Barbara R. Crane    45,000             3.5%           $14.00      04/22/06 $  396,204  $1,004,058

Willard E. Wilson   45,000             3.5%           $14.00      04/22/06 $  396,204  $1,004,058



         There were no exercises of options to acquire shares of T P Holdings common stock during the year. Pursuant to the Merger all options on T P Holdings' common stock converted into a right to receive cash equal to the difference between the option exercise price and 65 percent of the closing price of Rite Aid's common stock on December 12, 1996. The closing price for Rite Aid's common stock on that date was $39.375.


    1994 MANAGEMENT EQUITY PLAN

         Effective October 19, 1994, the Board of Directors of T P Holdings adopted the 1994 Management Equity Plan (the "Plan"). The Plan terminated on December 12, 1996 in connection with the Merger. Prior to its termination, the Plan provided for the sale to key employees of shares of T P Holding's common stock and for the grant to key employees of options to purchase such shares. A maximum of 3,600,000 shares of Class A Stock and 7,200,000 shares of Class B Stock were available for issuance under the Plan. The Plan was administered by the Compensation Committee of the Board of Directors.

         Purchase of shares were made pursuant to a Management Subscription and Stockholders Agreement (the "Subscription Agreement"), which provided for payment to be made by means of a combination of cash, recourse promissory notes ("Recourse Notes") and non-recourse promissory notes "Non-Recourse Notes") as determined by the Company. The promissory notes were secured by a pledge of all of the shares purchased by the individual, and were due five years from the date of issuance and bear interest at the rate of 8% per annum. They also contain provisions requiring prepayments of principal and interest payments out of bonuses received by the individual.

         Effective October 24, 1994, T P Holdings issued a total of 413,760 shares of Class B Stock to members of management at a price of $10.50 per share, including 36,000 shares to each of Barbara R. Crane, Andrew A. Striefel and Willard E. Wilson; 30,000 shares to James C. Hamilton; and 19,200 share to Don P. Davis. The consideration from these individuals consisted of cash and promissory notes as follows: from each of Barbara R. Crane, Andrew
    A. Streifel and Willard E, Wilson, a Recourse Note in the amount of $141,750, a Non-Recourse Note in the amount of $189,000 and cash in the total amount of $47,250; from Mr. Hamilton, a Recourse Note in the amount of $118,125, a Non-Recourse Not in the amount of $157,500 and cash in the amount of $39,375; from Don P. Davis, a Recourse Note in the amount of $75,600, a Non-Recourse Not in the amount of $100,800 and cash in the amount of $25,200. Effective February 23, 1995, the Company issued 72,300 shares of Class B Stock to Mr. Barker and 48,000 shares of Class B Stock to Mr. Jessick at a price of $10.50 per share. The consideration from these individuals consisted of the release and termination by the respective purchasers of their rights under the Pay Less Drug Store Northwest, Inc. Supplemental Executive Retirement Plan, representing the estimated present value of their accrued benefits in the amounts of $759,150 and $504,000, respectively. Effective April 15, 1995, T P Holdings' issued 25,548 shares of Class B Stock to Mr. Smith at a price of $10.50 per share. The consideration from Mr. Smith consisted of cash in the amount of $100,044 and the cancellation of a note payable from T P Holdings held by Mr. Smith in the aggregate principal amount of $224,255, which for this purpose were valued at approximately 75% of the face amount.

         Grants of stock options under the Plan were made pursuant to Stock Option and Stockholders Agreements ("Options Agreements"). The Option Agreements generally provided that the options vested in installments of 20% per annum over a five-year period from the date of grant.

         On December 12, 1996, effective with the Marger, the Plan was terminated, and all outstanding options under the Plan converted to a right to receive cash equal to the difference between the option exercise price and 65 percent of the closing price of Rite Aid's common stock on December 12, 1996.

    COMPENSATION OF DIRECTORS

         Prior to the Merger, Directors who were also officers of the Company or its subsidiaries received no additional compensation for their services as directors. The Company's non-management directors received compensation for their service on T P Holdings' and the Company's Boards of Directors consisting of an annual retainer fee of $30,000 ($100,000 in the case of the Chairman of the Board) plus $1,500 for attendance at any meeting of the Board of Directors or any committee thereof plus direct out-of-pocket costs related to such attendance. In addition, under the T P Holdings' Deferred Compensation Plan for Non-Management Directors, each non-management director was allowed to defer any portion or all of such compensation. Amounts deferred under such plan's equity option were immediately converted to stock equivalents at the then current market price of T P Holdings' common stock and matched at a 25% rate by T P Holdings'. A director's stock equivalents account was distributed to the director in cash, based upon the ending number of stock equivalents and the market price of the T P Holdings' common stock, at the effective date of the Merger. Further, pursuant to T P Holdings' Non-Employee Director Stock Option Plan, effective upon consummation of the 1996 recapitalization, each of Mr. Lynch and Mr. Felicella received options to acquire 30,000 shares of T P Holdings Class B Stock, subject to vesting, with an exercise price of $14.00 per share. Both the deferred compensation plan for Non-Management Directors and the Non-Employee Director Stock Option Plan were terminated upon consummation of the Merger.

         On September 1, 1993, T P Holdings granted Mr. Goodall an option to purchase 150,000 shares of its Class A Stock at a price of $1.67 per share. In connection with the Acquisition, Mr. Goodall received from T P Holdings a payment in lieu of his pro rata share of the distribution to the pre-Acquisition shareholders allocable to the shares subject to the option, consisting of cash in the amount of $852,750 plus PIK Notes in the principal amount of $418,000.

      Pursuant to a Management Services Agreement between the Company and LGA (the "Management Services Agreement"), prior to the consummation of the 1996 recapitalization, LGA was paid an annual fee for providing management, consulting and financial planning services (the "General Services"). In connection with the 1996 recapitalization, the General Services provisions of the Management Services Agreement were canceled. Pursuant to the Management Services Agreement, the Company may also pay LGA for reasonable and customary fees and reasonable expenses from time to time for providing financial advisory and investment banking services in connection with major financial transactions (the "Investment Services"). During fiscal 1996, in consideration of the Investment Services provided by LGA in connection with the 1996 recapitalization and the cancellation of the General Services provisions, the Company paid LGA an aggregate fee of $16.3 million upon consummation of the 1996 recapitalization.

    SEVERANCE AGREEMENTS

      In accordance with the terms of the Merger, Rite Aid agreed to extend certain severance arrangements to executives of the Company (the "Severance Plan"). The Severance Plan applies to employees of the Company specified below who were terminated December 12, 1996 (the "Effective Time") or who continue to be employed following the Effective Time. Payments will be made to each eligible employees whose employment with Rite Aid or any of its subsidiaries is terminated by Rite Aid or such subsidiary without cause (as defined) or who terminates such employment for good reason (as defined), in either case (I) without being offered a position with Rite Aid or any of its subsidiaries at substantially comparable responsibility or compensation and (ii) within 24 months of the Effective Time. The Severance Plan provides for unmitigated severance payments, payable in a lump sum payment. The categories of executives specified below (collectively, the "Covered Executives") are entitled to severance benefits equal to the applicable multiple specified below, multiplied by their total salary plus "On Plan/Target" bonus for the Company's 1996 fiscal year.

           Office or Category                                                  Multiple
           ------------------                                                  --------
           Chief Executive Officer...........................................    3.0
           Executive Vice President and Chief Financial Officer..............    2.0
           Group A...........................................................    1.5
           Group B...........................................................    1.0

    For purposes of the foregoing, (I) "Group A" means current or previously board-approved Senior Vice Presidents as of October 13, 1996, as well as three additional officers specified in the Merger Agreement and (ii) "Group B" means all vice presidents as of October 13, 1996. In addition, a third group of employees consisting of group vice presidents and certain department heads are entitled to certain severance benefits. Eligible employees under the Severance Plan are also entitled to (I) the continuation of health insurance for the severance period or until covered by a new employer's plan, whichever occurs first, and (ii) outplacement services to be provided by Rite Aid. The Chief Executive Officer and Chief Financial Officer of the Company will also be entitled to retain the cars provided to them by the Company without payment to either Rite Aid or the Company.

    ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT

         As of December 24, 1996 the Company had 1,000 shares of Common Stock outstanding all of which are owned by Rite Aid.

    ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    THE ACQUISITION

      The Purchase and Sale Agreement dated as of December 1, 1993, among the Company, T P Holdings and Kmart (the "Acquisition Agreement"), pursuant to which the Acquisition was consummated, contains representations and warranties customary for transactions similar to the Acquisition, most of which expired at the closing of the Acquisition. Accordingly, neither the Company nor Kmart has, in general, any recourse with regard to a breach of any of the representations and warranties made by the other. However, Kmart has agreed to indemnify the Company against any liabilities for income taxes of PayLess and its subsidiaries for any period ending on or before the closing date of the Acquisition.

    THE 1992 ACQUISITION

      In connection with the 1992 Acquisition, Pacific Enterprises agreed to indemnify T P Holdings and the Company against any uninsured losses arising out of any breach of any of Pacific Enterprises' representations and warranties (except with respect to certain tax and ERISA liabilities that were addressed in a separate Tax indemnity Agreement (see "Tax Indemnity Agreement" below)) and any of its covenants and agreements. In connection with the Acquisition, the Company and Pacific Enterprises released each other from all indemnification claims arising in respect of breaches of representations and warranties other than environmental indemnity claims and tax and ERISA claims under the Tax Indemnity Agreement.

      The 1992 Acquisition was treated for both financial accounting and income tax purposes as an acquisition of assets.
    The Company's purchase price was substantially less than the seller's aggregate carrying cost of the assets purchased. The Company's financial cost and tax bases for such assets reflected this bargain purchase price. Because of the differences between income tax and financial reporting respecting determination of the purchase price, allocation of the purchase price among the assets purchased (including inventory) and revenue and expense recognition, among other things, the Company's income for income tax purposes may differ substantially from its income for financial accounting purposes.

         Also in connection with the 1992 Acquisition, Thrifty Corporation sold all of the outstanding capital stock of United Merchandising Corp. ("Big 5"), the operator of the Big 5 Sporting Goods chain, to Big 5 Holding, Inc. ("Big 5 Holdings"). Big 5 is a wholly-owned subsidiary of Big 5 Corporation, a Delaware corporation, whose majority stockholder is GEI. At the time of such sale of Big 5, the Company and Big 5 Holding entered into a separate agreement to implement and supplement, as between them, the provisions of the Thrifty Corporation and Big 5 purchase agreements relating to their respective indemnification claims against Pacific Enterprises. In connection with the Acquisition, this agreement was amended to reflect the Company's release of certain indemnification claims against Pacific Enterprises. In addition, in connection with the Acquisition, all of the capital stock of Gart Sports Company ("Gart") and MC Sports Company ("MC") were distributed to the Company's pre-Acquisition stockholders.
    In connection therewith, the Company, Gart and MC entered into an agreement pursuant to which the Company conferred upon Gart and MC the economic benefit of those indemnification claims arising in the Company's favor under the Thrifty Corporation purchase agreement that relate to breaches of Pacific Enterprises' representations and warranties concerning Gart and MC, respectively.

    TRANSACTIONS WITH LGA

         LGA is the general partner of GEI, which, prior to the Purchase, held approximately 83% of the outstanding shares of T
    P Holdings Class A Stock, which gave GEI control over the election of five of the seven members of T P Holdings and the Company's Boards of Directors. The general partners of LGA include (I) Tardy-Green, Inc., a Delaware corporation, the capital stock of which is wholly owned by the Leonard and Emese Green Living Trust, whose co-trustees are Leonard and Emese Green, (ii) Jonathan D. Sokoloff, and (iii) Willow III, Inc., a California corporation, the capital stock of which is beneficially owned by Jennifer Holden Dunbar. Messrs. Green and Sokoloff and Ms. Holden Dunbar are directors of the Company and T P Holdings. See "Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant." Each of them is also a director of Big 5, and Mr. Sokoloff and Ms. Holden Dunbar are also directors of Gart and MC.

    TAX INDEMNITY AGREEMENT

      In connection with the 1992 Acquisition and the Big 5 Sale, Pacific Enterprises, T P Holdings, Thrifty Corporation and Big 5 Holdings entered into a Tax Indemnity Agreement. This agreement sets forth the parties' agreements with respect to various tax matters and obligations under ERISA, including the allocation of various tax obligations relating to the inclusion of member s of the affiliated group of corporations of which the Company is the common parent in certain consolidated and/or unitary tax returns of Pacific Enterprises and the obligations of the parties to cooperate in the preparation of tax returns or any examination thereof.

    RELATIONSHIP WITH BIG 5, GART AND MC

    COMMON CONTROL AND OWNERSHIP

         Prior to the 1992 Acquisition, Big 5 was a wholly-owned subsidiary of Thrifty Corporation. As noted previously, in connection with the 1992 Acquisition, Thrifty Corporation sold all of the outstanding capital stock of Big 5 to Big 5 Holdings, a wholly-owned subsidiary of Big 5 Corporation, whose majority stockholder is GEI. Accordingly, GEI controls both Big 5 and the Company, and Messrs. Green and Sokoloff and Ms. Holden Dunbar are members of the Boards of Directors of both the Company and Big 5. In addition, prior to the Acquisition, each of Gart and MC was a wholly-owned indirect subsidiary of the Company. In connection with the Acquisition, all of the outstanding capital stock of Gart and MC was distributed to the Company's pre-Acquisition stockholders on a pro rata basis. As a result, GEI received approximately 83% of the outstanding shares of each of Gart and MC. Accordingly, GEI controls Gart, MC and the Company, and Mr. Sokoloff and Ms. Holden Dunbar are members of the Boards of Directors of Gart, MC and the Company. Each of Big 5, Gart and MC is a sporting goods retailer.

    SUBLEASES

         The Company currently subleases a warehouse facility located in Denver, Colorado, to Gart and certain business equipment and other personal property to Big 5, Gart and MC pursuant to subleases with such companies. The Company leases such property from MLTC Funding, Inc. ("MLTC") pursuant to two Master Lease Agreements with MLTC dated as of December 15, 1988, as amended (the "Master Leases"). The terms of the subleases are structured so that the obligations of Big 5, Gart and MC thereunder are the same as the Company's obligations under the Master Leases. Accordingly, the Company believes the terms of the subleases are comparable to those that could be obtained from an unrelated third party.

         Under the terms of the subleases, the monthly rental fees for the property subject thereto are calculated based on the acquisition price of such property in accordance with formulae set forth in the Master Leases. The annual basic rent under the Big
    5 equipment sublease, the Gart warehouse sublease, the Gart equipment sublease and the MC equipment sublease is approximately $0.8 million, $0.2 million, $0.2 million and $0.3 million, respectively. In addition, the sublessee under such subleases is required to pay expenses related to the property, including taxes (other than income taxes) and charges for utilities and communication services assessed with respect to the Gart warehouse as well as insurance coverage against loss of damage by fire, theft and certain other risks in amounts equal to the full replacement value of property subject to the subleases. The sublessee is further required to pay all costs incurred by MLTC in connection with the financing and leasing of the property subject to the subleases, plus penalty interest on overdue amounts.

         The Gart warehouse sublease generally has the same term as the Master Lease to which it is subject. The subleases pertaining to equipment have different terms for various types of equipment (generally five, ten or twenty years from the date the item of equipment was first placed in service), subject to extension.

         Pursuant to the Master Leases, the Company has an option to purchase the property subject thereto from MLTC for an amount equal to the Adjusted Acquisition Cost (as defined in the Master Leases) at the date of purchase. The Adjusted Acquisition Cost of property subject to the Master Leases is calculated based on the original acquisition cost thereof less a designated portion of monthly rental fees paid through the date of purchase. The Adjusted Acquisition Cost decreases during the term of the Master Leases to a de minimis amount by the expiration of the term of the Master Leases. Pursuant to the subleases, the sublessees have an option to purchase the property thereunder at any time on terms identical to those contained in the Master Leases, regardless of whether such property is then owned by MLTC or the Company.

    LEASE GUARANTEES

         The Company is the guarantor of approximately 89 of the leases for Big 5 store locations, 13 of the leases for Gart store locations, and one lease for an MC store location, which leases currently require aggregate annual rent payments of approximately $7.1 million, $1.0 million and $0.4 million, respectively. Such guarantees expire upon the expiration of the respective leases.
    The Company does not receive any separate consideration for such lease guarantees but does not believe such obligations present any material risk of substantial loss.

    TAX SHARING AGREEMENT

        T P Holdings has a Tax Sharing Agreement with its subsidiaries including the Company, which agreement allocates any income tax burdens or benefits generally based on the hypothetical separate tax return status of such companies. Pursuant to such agreement, T P Holdings, on the one hand, and Gart and MC, on the other, have certain continuing obligations to one another arising in respect of the period that Gart and MC were subsidiaries of the Company.

    LEASE OF CLOSED STORE SITES

         The Company anticipates that the sites of certain of its stores that may be closed in the future may be leased to Gart or Big 5. Any such leases to Gart or Big 5 are expected to be on terms no less favorable than those that could be obtained from an unrelated third party.


    TRANSACTIONS WITH MANAGEMENT

         Loans to Executive Officers in Connection with Acquisitions
        ----------------------------------------------------------
    of Common Stock.
    ----------------

         In connection with their acquisition of shares of T P
    Holdings' Class B common stock pursuant to the 1994 Management
    Equity Plan effective October 24, 1994, T P Holdings made both recourse and non-recourse loans to certain of its executive officers. See "Item 11, Executive Compensation 1994 Management Equity Plan".

         Loans to Executive Officers in Connection with House
         ----------------------------------------------------
    Purchases.
    ----------

         In connection with their purchases of houses or refinancing of existing mortgages in 1987 and 1988, PayLess Drug made secured loans of $200,000 to each of Gordon D. Barker, David R. Jessick and Don P. Davis. Effective April 25, 1988, PayLess Drug assigned the notes to a bank. Under the terms of the assignment, the bank may require PayLess Drug to repurchase the note relating to a particular executive upon the occurrence of certain events, including, without limitation, default in payment of interest or principal or termination of the executive's employment with PayLess Drug.

         The loans bear interest at the rate of 8.5% per annum. As part of their compensation packages, the Company pays the interest on the loans on behalf of the executives. For the Company's 1996 fiscal year, the interest paid on behalf of Messrs. Barker, Jessick and Davis amounted to $8,783, $8,783 and $12,466, respectively.

         The loans are payable on demand and require amortization on a level payment basis over a 15-year period from the date of issuance. At September 29, 1996, the outstanding balances owed by Messrs. Barker, Jessick and Davis were $93,336, $93,336 and $133,335, respectively, down from $137,895, $138,172 and $155,556, respectively, at October 1, 1995.

                               PART IV

    ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
    ON FORM 8-K

         Listed below are all financial statements, notes, schedules and exhibits filed as part of this Annual Report on Form 10-K:

         (a)(1), (2)   Financial Statements
                       --------------------

              The following financial statements of the Registrant, together with the Independent Auditors' Report dated December 3, 1996, on pages F-1 to F-18 of this Form 10-K are filed herewith:


                 (I)     Financial Statements
                        ---------------------


         Independent Auditors' Report

         Consolidated Balance Sheets as of September 29, 1996 and
    October 1, 1995

         Consolidated Statements of Operations for the fiscal years ended September 29, 1996, October 1, 1995, and October 2, 1994.

         Consolidated Statements of Shareholder's Equity for the fiscal years ended September 29, 1996, October 1, 1995, and October 2,1994 .

         Consolidated Statements of Cash Flows for the fiscal years ended September 29, 1996, October 1, 1995, and October 2, 1994.

         Notes to Consolidated Financial Statements

        All schedules are omitted as the required information is inapplicable or the information is presented in the respective consolidated financial statements or related notes.


         (a)(3)   Exhibits
                  --------

              The following exhibits are filed with or incorporated by reference into this Annual Report:

    Exhibit
    Number                      Description
    ------                      -----------
     2.1 Purchase and Sale Agreement, dated as of December 1, 1993, among Thrifty PayLess, T P Holdings, and Kmart (1)

     2.2 Plan of Merger, dated as of May 26, 1995, between Thrifty PayLess and PayLess Drug Stores Northwest, Inc. ("PayLess Drug") providing for the merger of PayLess Drug into Thrifty PayLess, together with Articles of Merger filed with the State of Maryland Department of Assessments and Taxation and Certificate of Ownership filed with the State of California Secretary of State to consummate such merger (2)

     2.3 Agreement and Plan of Merger between T P Holdings and Rite Aid Corporation dated as of October 13, 1996, and amended November 11, 1996 (3)

     3.1 Articles of Incorporation of Thrifty PayLess filed with the California Secretary of State on May 14, 1992 (1)

     3.7 Certificate of Amendment of Articles of Incorporation of Thrifty PayLess filed with the Secretary of State of California on March 25, 1994 (1)

     4.1 Form of Indenture between Thrifty PayLess and First Trust National Association relating to the Senior Subordinated Notes (1)

     4.2     Form of Senior Subordinated Notes (filed together with Exhibit
            4.1)

     4.3 Note Purchase Agreement dated March 1, 1990 by PayLess Drug in favor of Nationwide Life Insurance Company and West Coast Life Insurance Company (1)

     4.4 Form of Indenture between Thrifty PayLess and First Trust National Association relating to the Senior Notes (1)

     4.5     Form of Senior Notes (filed together with Exhibit 4.4)

    10.1 Tax Indemnity Agreement, dated as of September 25, 1992, among PE, T P Holdings, Thrifty Corporation and Big 5 Holdings (1)

    10.2 1994 Management Equity Plan (including forms of Management Subscription and Stockholders Agreement and Management Stock Option and Stockholders Agreement) (2)

    10.3 Credit Agreement dated as of April 20, 1994 among Thrifty PayLess and Bankers Trust Company, Citicorp USA, Inc. and Union Bank of Switzerland as Managing Agents, Union Bank of Switzerland as Facilities Manager and the Banks named therein (1)

    10.4     Amendment No. 1 dated as of August 17, 1994 to Credit
             Agreement (2)

    10.5     Amendment No. 2 dated as of June 23, 1995, to Credit
             Agreement (2)

    10.6 Amendment No. 3 and Waiver to the Credit Agreement dated as of September 28, 1995 (2)

    10.9 Severance Agreement dated June 7, 1995, among T P Holdings, Thrifty PayLess and Marty W. Smith (2)

    10.10 Tax Sharing Agreement dated as of September 25, 1992 among T P Holdings and its direct and indirect corporate subsidiaries (1)

    10.12 Term Sheet between PayLess Drug and McKesson Drug Company dated August 1, 1992 (1)

    10.13     Form of Amended and Restated Master Lease Agreement among
               Thrifty PayLess, Thrifty Corporation and MLTC Funding, Inc.
              (1)

    10.15 Form of Agreement and Release among PE, T P Holdings, Thrifty PayLess, Thrifty Corporation and Big 5 (1)

    10.16 Form of Management Services Agreement between Thrifty PayLess and Leonard Green & Associates, L.P. (1)

    10.17 Shareholders Agreement dated as of April 20, 1994 among GEI, Kmart, T P Holdings and Thrifty PayLess (2)


    10.18 First Amendment to Shareholders Agreement dated as of September 15, 1995 (2)

    10.19 Second Amendment to Shareholders Agreement dated as of September 15, 1995 (2)

    10.10 Third Amendment to Shareholders Agreement dated as of November 7, 1995 (2)

    12        Computation of Thrifty PayLess' Ratio of Earnings to Fixed
              Charges (4)

    21        Subsidiaries of the Registrant (1)

    27        Financial Data Schedule (4)

    ___________

    (1) Incorporated by reference to the Registration Statement on Form S-1 filed by the Company and T P Holdings (No. 33-73592).



    (2) Incorporated by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended October 1, 1995

    (3) Incorporated by reference to the form 8-K of T P Holdings dated October 24, 1996.

    (4)     Filed herewith.


         (b)     Reports on Form 8-K

                 N/A

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of December 24, 1996.

                                    THRIFTY PAYLESS INC.

                                    By:      /s/ Charles R. Kibler
                                             -----------------------
                                             Charles R. Kibler
                                             President (Principal
                                             Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of December 24, 1996.

              Signature                               Title


          /s/ Charles R. Kibler
         ----------------------------
         Charles R. Kibler                     President (Principal
                                               Executive Officer)


          /s/ Frank M. Bergonzi
         ----------------------------
         Frank M. Bergonzi                     Executive Vice President,
                                               Chief Financial Officer
                                               and Director (Principal
                                               Financial and Accounting
                                               Officer)

          /s/ James E. Krahulec
         ----------------------------
         James E. Krahulec                     Vice President and
                                               Director

                                     Independent Auditors' Report



    The Board of Directors
    Thrifty PayLess, Inc.:



    We have audited the accompanying consolidated balance sheets of Thrifty PayLess, Inc., and subsidiaries as of September 29, 1996 and October
    1, 1995 and the related consolidated statements of operations, shareholder's equity and cash flows for each of the years in the three-year period ended September 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thrifty PayLess, Inc. and subsidiaries as of September 29, 1996 and October 1, 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended September 29, 1996, in conformity with generally accepted accounting principles.



                                              KPMG Peat Marwick LLP
    Portland, Oregon
    December 3, 1996
    Except Note 14 which is as of December 13, 1996

                      THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (Dollars in millions)

                                           ASSETS

                                                       1996        1995
                                                     --------    ---------
Current assets:
   Cash and cash equivalents......................   $    5.6    $     5.2
   Receivables, net of allowance for doubtful
     accounts of $10.8 in 1996 and $5.9 in 1995...      106.4         82.6
   Inventories....................................    1,160.0      1,160.7
   Prepaid expenses and other current assets......       33.1         42.8
          Total current assets....................    1,305.1      1,291.3
Property, plant and equipment, net................      557.4        581.9
Leasehold interests, net..........................       86.7         93.6
Deferred income taxes.............................       19.8         15.8
Other assets......................................       98.9        118.9

                                                     $2,067.9    $ 2,101.5

                           LIABILITIES AND SHAREHOLDER'S EQUITY

                                                       1996        1995
Current liabilities:
   Current maturities of long-term debt...........  $    28.1    $   27.1
   Accounts payable...............................      366.9       347.9
   Accrued expenses ..............................      237.3       260.4
   Deferred income taxes..........................      173.8       146.6
          Total current liabilities...............      806.1       782.0
Long-term debt, excluding current maturities......      794.4       913.2
Other long-term liabilities.......................       88.6       111.4
          Total liabilities ......................    1,689.1     1,806.6

Commitments and Contingencies

Common shareholder's equity:
   Common stock (no par value, 1,000 shares
     authorized and outstanding) and
     paid-in-capital..............................      411.8       292.7
   Accumulated earnings (deficit).................      (33.0)        2.2
     Total shareholder's equity...................      378.8       294.9
                                                    $ 2,067.9   $ 2,101.5








          See accompanying Notes to Consolidated Financial Statements.

                       THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Dollars in millions)


                                                     1996     1995      1994
                                                  --------  --------  --------
Sales............................................ $4,798.9  $4,658.8  $3,163.3
Cost of goods sold, buying and occupancy.........  3,517.5   3,413.0   2,311.1
        Gross Profit.............................  1,281.4   1,245.8     852.2
Costs and expenses:
    Selling and administration...................  1,022.7   1,065.5     746.8
    Depreciation and amortization................     68.4      69.1      30.1
        Operating profit ........................    190.3     111.2      75.3
Non-operating income (expense):
    Interest expense.............................   (105.0)  ( 120.4)    (59.1)
    Interest income..............................      1.0       1.0       2.5
        Income (loss) from continuing operations
             before income taxes and
             extraordinary loss..................     86.3     ( 8.2)     18.7
Income tax (expense) benefit.....................    (36.0)      2.1      (8.3)

        Income (loss) from continuing operations
             before extraordinary loss...........     50.3     ( 6.1)     10.4

Income from discontinued operations, net of
    income tax expense of $3.2 in 1994...........       -         -        5.2

        Income (loss) before extraordinary loss..     50.3     ( 6.1)     15.6

Extraordinary loss from early extinguishment of
    debt, net of income tax benefit of $9.5 and
    $4.5 in 1996 and 1995, respectively..........    (85.5)    ( 7.4)       -

        Net income (loss)........................ $  (35.2) $  (13.5)  $  15.6
















          See accompanying Notes to Consolidated Financial Statements

                        THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             (Dollars in millions)

                                   Common Stock
                                       and                                    Total
                                 Paid-in Capital          Accumulated     Shareholder's
                               Shares         Amount   Earnings (Deficit)    Equity
                              ---------       ------   ------------------   --------
                           (In thousands)
Balance at
October 3, 1993........        1.0            $ 46.0        $  0.1           $ 46.1
  Contribution of PayLess
    Drug common stock from
    T P Holdings.......          -             246.7            -             246.7

  Net income...........          -                -           15.6             15.6

Balance at
October 2, 1994........        1.0             292.7          15.7            308.4

  Net loss.............          -                -          (13.5)           (13.5)

Balance at
October 1, 1995........        1.0             292.7           2.2            294.9

Cash contribution from
T P Holdings...........          -             119.1            -             119.1

  Net loss.............          -                -          (35.2)           (35.2)

Balance at
September 29, 1996.....        1.0            $411.8        $(33.0)          $378.8


























                 See accompanying Notes to Consolidated Financial Statements

                              THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in millions)

                                                          1996          1995           1994
Operating Activities:
     Net income (loss) ...........................     $ (35.2)      $ (13.5)       $   15.6
     Adjustments to reconcile net income (loss) to
          net cash provided by operating
          activities:
          Depreciation and amortization............       68.4          69.1            30.1
          Debt discount and fee amortization.......        7.3           9.0             3.6
          Deferred tax provision ..................       32.8           8.6            11.8
          Gain on sale of assets...................       (7.8)           -               -
          Extraordinary loss.......................       85.5           7.4              -
Changes in operating assets and liabilities:
     Receivables...................................      (19.2)         (4.6)           (4.6)
     Inventories...................................        0.7          51.6           (53.8)
     Prepaid expenses..............................        9.7         (12.2)           (0.4)
     Accounts payable..............................       18.9         (48.3)           50.3
     Accrued expenses..............................      (41.7)        (58.6)           12.0
               Net cash provided by
                     operating activities..........      119.4           8.5            64.6
Investing activities:
     Additions to property, plant and equipment....      (42.7)        (54.3)          (82.3)
     Proceeds from sale of  properties.............       14.6          22.2            19.7
     Decrease (increase) in other assets...........       (9.6)        (16.9)            0.4
     Acquisition of PayLess Drug, net of cash
          acquired.................................         -             -           (528.8)
     Investing activities related to discontinued
          operations...............................         -             -             (7.6)
               Net cash used in investing
                    activities.....................      (37.7)        (49.0)         (598.6)
Financing activities:
     New borrowings................................      669.6         159.9           723.3
     Distribution to T P Holdings..................         -             -           (101.9)
     Contributions from T P Holdings...............      119.1            -              4.3
     Principal payments on long-term debt..........     (870.0)       (118.2)         (185.9)
     Payments on ESOP reimbursement liability......         -             -            (53.1)
     Financing activities related to discontinued
          operations...............................         -             -              9.8
                Net cash provided by (used in)
                 financing activities..............      (81.3)         41.7           396.5

Increase (decrease) in cash and cash equivalents...        0.4           1.2          (137.5)
Cash and cash equivalents, beginning of year.......        5.2           4.0           141.5

Cash and cash equivalents, end of year.............   $    5.6        $  5.2          $  4.0
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
          Interest.................................   $  112.9        $ 130.7         $ 25.8

          Income taxes.............................   $    2.0        $    -          $   -

                 See accompanying Notes to Consolidated Financial Statements

                      THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)




    (1)     THE COMPANY

         The accompanying consolidated financial statements present the financial position and results of operations of Thrifty PayLess, Inc. and subsidiaries (the "Company" or "Thrifty PayLess"), a wholly owned subsidiary of Thrifty PayLess Holdings, Inc. ("T P Holdings").

         The Company was incorporated in 1992 under the laws of the State of California and was established for the purpose of assisting in the acquisition of Thrifty Corporation and its subsidiaries ( "Thrifty Drug") from Pacific Enterprises ("PE"),("the 1992 Acquisition"). On September 25, 1992, PE transferred its ownership of Thrifty Drug to the Company. Concurrently, the Company was acquired by T P Holdings, a corporation newly formed for the purpose of the 1992 Acquisition by Green Equity Investors, L.P. ("GEI") an investor group led by Leonard Green & Associates, L.P. ("LGA"), for a purchase price of $50.0. Additionally, on April 20, 1994, the Company purchased PayLess Drug Stores Northwest, Inc. ("PayLess Drug") from Kmart Corporation ("Kmart"). Operations of PayLess Drug are included in the consolidated financial statements since the date of acquisition.

         The Company is the largest drug store chain on the West Coast and one of the largest in the United States. As of September 29, 1996, the Company operated a total of 1,004 Thrifty Drug and PayLess Drug stores and 45 Bi-Mart membership stores. The Company's stores are located throughout the Western United States with 677 in California, 155 in Washington, 113 in Oregon and additional 104 stores in other western states.


    (2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts reflected in prior years' financial statements have been reclassified to conform with the current year presentation.

          (B) FISCAL YEAR. The Company's fiscal year ends on the Sunday closest to September 30. The fiscal year refers to the year in which the period ends (e.g.; fiscal 1996 ended September 29, 1996).

          (C) CASH AND CASH EQUIVALENTS. The Company considers all highly liquid debt investments with an original maturity of three months or less such as certificates of deposit, commercial paper, government paper and money market accounts, to be cash equivalents.

                      THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)


          (D) INVENTORIES. Inventories consist of merchandise held for resale and are stated at the lower of last-in, first-out (LIFO) cost or market. A summary of inventories follows:
                                                     1996        1995
         Merchandise inventories, at lower of
             FIFO cost or market..............   $ 1,066.7     $1,058.1
         Acquisition step-up costs............       106.8        110.8
         LIFO reserve.........................       (13.5)        (8.2)
         Merchandise inventories, at lower of
             LIFO cost or market..............   $ 1,160.0     $1,160.7

         (E) PROPERTY, PLANT AND EQUIPMENT.   Property, plant and equipment
    are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Useful lives for buildings are between 20 and 30 years, and for furniture, fixtures and equipment are between 5 and 20 years. Major renewal and renovations are capitalized. Maintenance and repairs are charged to expense.

         (F) LEASEHOLD INTERESTS. Leasehold interests represent the present value of the excess of current market rents at dates of acquisition over the below market rents of leases acquired. Such costs are amortized on a straight-line basis over the remaining lives of the underlying leases (approximately 15 years). At September 29, 1996 and October 1, 1995, accumulated amortization was $17.1 and $10.2, respectively.
         (G) PRE-OPENING AND CLOSING COSTS. Costs incurred with the opening of a new store are expensed during the first full month of operations. Upon deciding to close a store, the Company expenses the undiscounted future net lease obligation, non-recoverable investment in fixed assets and other expenses directly related to discontinuance of store operations.

          (H) GOODWILL. Goodwill is amortized on a straight-line basis over 15 years. Amortization expense was $3.6, $3.6 and $1.3 for fiscal 1996, 1995 and 1994, respectively. The Company reviews the realizability of its intangible assets, including goodwill, annually, based upon expectations of nondiscounted cash flows and operating income. As of September 29, 1996, management believes that there are no materially impaired intangible assets.

          (I) INSURANCE. The Company is primarily self insured for workers' compensation and public liability expenses. Self insurance liabilities are based on claims filed and estimates for claims incurred but not reported. These liabilities are not discounted.

         (J) ADVERTISING. Net advertising costs are expensed when incurred and were $41.0, $72.5, and $42.7 for fiscal 1996, 1995, and 1994, respectively.

                      THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)


         (K) INCOME TAXES. Deferred income taxes are provided at the current statutory rates on the difference between financial statement and tax basis of assets and liabilities and are classified in the consolidated balance sheet as current or long-term consistent with the classification of the related asset or liability giving rise to the deferred income taxes.

         (L) ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates


    (3)     THE RECAPITALIZATION

         In April 1996, the Company and T P Holdings implemented a recapitalization plan (the "Recapitalization") designed to reduce indebtedness and interest expense, improve operating and financial flexibility and increase shareholder's equity. The Recapitalization included the following components: (I) the offering of 24.3 million of T P Holding's Class B common stock with net proceeds to T P Holdings of approximately $307.3; (ii) the redemptions, with proceeds of the offering, of $105.0 in outstanding principal amount of the Company's
    12 1/4% Senior Subordinated Notes due 2004 and $175.5 in outstanding principal amount of T P Holdings' 11 5/8% Senior Notes due 2006 (the "PIK Notes"); (iii) the repurchase, with proceeds of the offering, of $12.8 million of the remaining outstanding principal amount of T P Holdings' PIK Notes that were not redeemable; (iv) the repurchase, with borrowings under the new bank facility (the "New Bank Facility") of $249.7 in outstanding principal amount of the Company's 11 3/4% Senior Notes due 2003; and, (v) the procurement of the $1 billion New Bank Facility which (a) refinanced the Company's existing indebtedness under its Credit Agreement ("Old Bank Facility"), dated April 20, 1994, as amended, (b) provided financing used to repurchase the 11 3/4% Senior
    Notes and,   provided for a lower interest rate on the Company's
    indebtedness. Under the Old Bank Facility, interest rates were at LIBOR plus a spread ranging between 2.625% and 3.375% with respect to various tranches. The New Bank Facility interest rate is LIBOR plus 1.50%, subject to reduction upon achieving certain performance measures. As a result of the Recapitalization, the Company incurred an extraordinary charge in fiscal 1996 of $85.5 (net of a $9.5 tax benefit) to write-off deferred financing fees, original issue discounts, consent fees, premiums, and other expenses.

                      THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)


    (4)     PURCHASE OF PAYLESS ("THE ACQUISITION")

         On April 20, 1994, the Company and T P Holdings acquired PayLess Drug from Kmart for approximately $983.8. Shortly after the purchase, the Company repaid $46.6 of PayLess Drug's long-term debt which is reflected as part of the purchase price. Consideration for the purchase consisted of; (1) cash of $572.6 from the Company and T P Holdings (including expenses of $30.5); (2) senior notes of $100.0 (valued at $76.2) from T P Holdings; (3) $50.0 senior subordinated notes (valued at $44.7) from T P Holdings; (4) $5.3 in Class C common stock of T P Holdings and (5) all the outstanding Class B common stock of T P Holdings (valued at $285.0 and representing 48.3% of all T P Holdings outstanding voting common stock). The Acquisition has been accounted for using the purchase method of accounting; wherein, $58.9 in goodwill was recognized after recording $103.6 in leasehold interests. The operations of PayLess Drug are included in the Consolidated Statement of Operations as of the date acquired.

         In connection with the Acquisition, the Company transferred the stock of its sporting goods subsidiaries, Gart Sports Company ("Gart") and MC Sports Company ("MC"), and $101.9 in cash to T P Holdings in partial consideration of the shares of PayLess Drug's capital stock sold by T P Holdings to the Company. To finance, in part, the Acquisition and related transactions, the Company and T P Holdings raised $800.0 through bank debt and the sale of publicly traded debt securities of the Company and Class C common stock of T P Holdings. Effective with the Recapitalization described in Note 3, all Class C common shares converted to Class B common shares on a basis of 20 shares of Class C converting to 6 shares of Class B.

                      THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)



    (5)     ACQUISITION RESERVE

         Upon the consummation of the Acquisition and the 1992 Acquisition, the Company had plans to close specific overlapping and unprofitable stores. Accordingly, the Company accrued, as part of the acquisitions, the estimated future cash payments, primarily future lease payments and costs and expenses associated with subleasing or terminating such leases. At September 29, 1996, minimum annual lease payments for the closed stores was $12.6. Remaining terms of the leases related to these closed stores range up to 20 years. As of September 29, 1996, and October 1, 1995, the acquisition reserve for these future costs was $42.0 and $68.0, respectively. Additionally, amounts charged to this reserve in fiscal 1996 and 1995, were $26.0 and $27.3, respectively.


    (6)     PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, net consists of the following:

                                                    1996         1995
    Land.....................................     $ 100.1      $ 104.3
    Buildings................................       349.0        339.8
    Furniture, fixtures and equipment........       235.2        214.1
                                                    684.3        658.2
    Less accumulated depreciation ...........       126.9         76.3

         Property, plant and equipment, net..     $ 557.4      $ 581.9

         In the 1992 Acquisition, the excess of estimated market value of the net assets acquired over the purchase price was greater than the noncurrent assets acquired. Accordingly, the noncurrent assets, including property, plant and equipment, was reduced to zero at September 25, 1992. The aforementioned amounts reflect assets acquired subsequent to the 1992 Acquisition.

    (7)     ACCRUED EXPENSES

         Accrued expenses consists of the following:

                                                    1996        1995

    Employee wages and benefits..............     $  83.8     $  67.7
    Self Insurance...........................        35.4        39.7
    Income and non-income taxes..............        36.0        33.5
    Interest.................................        18.2        33.2
    Other....................................        63.9        86.3
                                                  $ 237.3     $ 260.4

                      THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)

    (8)     LONG-TERM DEBT
          Long-term debt consists of the following:            1996     1995

     Revolving note payable, under a working capital line
     of credit agreement, bears interest of LIBOR + 1.50%
     or at the average of the three lead banks' prime rate
     + 0.5%.  Final maturity is December 31, 2002. Weighted
     average interest rate at September 29, 1996 was 7.11%.   $355.5    $  -

     Term Loan, secured by substantially all of the
     Company's assets including capital stock of its
     subsidiaries and bears interest of LIBOR + 1.50% or
     at the average of the three lead banks' prime rate
     + 0.5%.  Final maturity is December 31, 2002.
     Interest rate at September 29, 1996 was 7.0%..........    249.9       -

     Senior Subordinated Notes, unsecured and bearing an
     effective interest rate of 14.3% due April 15, 2004;
     35% of principal called in April 1996 and remaining
     principal callable subsequent to April 15, 1999.
     Amounts are net of unamortized discount of $18.0 and
     $29.7 in 1996 and 1995, respectively..................    177.0    270.3

     Term Loan Notes payable with tranches A, B and C
     bearing interest at varying rates including at the
     average of the three lead banks' prime rate + 1.5% to
     2.25 or the average of LIBOR + 2.625% to 3.375.
     Prepaid April 1996....................................       -     302.9

     Senior Notes, unsecured and bearing interest at 11.75%
     due April 15, 2003; Redeemed April 1996...............      0.3    250.0

     Revolving note payable, under a working capital line
     of credit agreement with interest due at the three
     lead banks' prime rate plus 1.5% or the average of
     LIBOR + 2.625%. Prepaid April 1996....................       -      69.9

     Notes payable, bearing interest at 5 - 12% are
     in varying installments through April 1, 2010.
     Secured by various owned properties of the Company....     39.8     47.2


           Total notes payable.............................    822.5    940.3
           Less current maturities.........................     28.1     27.1

           Long-term debt..................................   $794.4   $913.2

                      THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)

    (8)     LONG-TERM DEBT (CONTINUED)

         Annual maturities of long-term debt at September 29, 1996, are as follows:

         1997.............................................       $  28.1
         1998.............................................          28.2
         1999.............................................          33.1
         2000.............................................          38.1
         2001.............................................          42.9
         Thereafter.......................................         652.1
                                                                 $ 822.5

         As of September 29, 1996, the Company had available a $650.0 revolving line of credit of which $50.0 was available for import letters of credit. As of September 29, 1996, $275.3 was available for working capital requirements, including $30.8 for import letters of credit. In addition, the Company had a $100.0 line of standby letters of credit of which $82.0 was being used as collateral for the Company's master lease facility (see "Commitments and Contingencies") and as deposits with various states for the Company's self insured workers compensation plan. Commitment fees for these standby letters of credit range from 0.20% to 0.375% per year.

         The Term Loan, revolving working capital line of credit agreement, and the Senior Subordinated Note Indentures include various restrictions on the Company including, among other things, (1) the payment of dividends on and redemption of capital stock by the Company,
    (2) the incurrence of indebtedness by the Company or its subsidiaries or the issuance of preferred stock by the Company's subsidiaries, (3) certain sales of assets and capital stock, (4) the creation of liens,
    (5) the Company's and its subsidiaries' ability to consolidate or merge with or into, or to transfer all or substantially all of its assets to another person, and (6) transactions with affiliates, including certain fees and payments to affiliates. In addition, the Senior Subordinated
    Note Indenture prohibits the incurrence of indebtedness that is subordinated to the Senior Subordinated Notes. These restrictions are subject to a number of qualifications or exceptions.

         The Senior Subordinated Notes are general unsecured obligations of Thrifty PayLess. Since bank indebtedness is secured by substantially all of the assets of Thrifty PayLess and its subsidiaries, in the event of a bankruptcy, the banks would have a prior claim on such assets. Further, the Senior Subordinated Notes are effectively subordinated to the indebtedness of Thrifty PayLess' subsidiaries (primarily Bi-Mart) and are on a parity with Thrifty PayLess' trade creditors.

                      THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Dollars in millions)

         The Company has an interest rate cap agreement which caps the interest rate on $84.0 at between 8.875% and 10.125% for a three year period. As consideration for this agreement, the Company paid $1.2 which is being amortized over the three year period of the agreement. In addition, the Company has an interest rate collar agreement covering $16.0 million of debt with a ceiling rate of 10.375% and a Floor rate of 8.045%.

         In September 1995, the Company merged PayLess Drug into the Company. The merger obligated the Company to prepay $87.6 of a note payable, which was due October 1, 2004, plus pay a prepayment premium. The prepayment of the note payable resulted in an extraordinary after-tax loss of $7.4, net of a related income tax benefit of $4.5.

    (9)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107 "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The estimated fair value amounts of the Company's financial instruments have been determined by management, using market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value, thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. The Company determines fair value of its long-term notes payable based on rates currently available to the Company for debt with similar terms and maturities. The estimated fair value for long-term notes payable as of September 29, 1996 was $863.7 compared to the carrying value of $822.5.

    (10)     EMPLOYEE BENEFIT PLANS

         The Company contributed and charged to expense $4.0 , $3.4 and $1.8 in fiscal 1996, 1995 and 1994, respectively, for collective bargained, multi-employer pension plans. These contributions are determined in accordance with provisions of negotiated labor contracts and generally are based on the number of years worked.

         The Company also sponsors various other retirement and savings plans which cover a significant number of employees not covered by multi-employer pension plans. These plans include individual accounts for each participant and specify how contributions to the participant's account are to be determined. Company contributions, which in some cases are discretionary, to these plans are based on a percentage of an employee's contributions or compensation. The cost of these plans was $15.2, $15.4 and $12.1 in fiscal 1996, 1995 and 1994, respectively.

         The Company does not provide post-employment or post-retirement medical benefits to its management and employees.

                            THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Dollars in millions)


    (11)    COMMITMENTS AND CONTINGENCIES

         The Company leases certain stores, distribution facilities, vehicles and equipment with terms expiring at various dates from 1996 through 2024. Certain of these leases are covered under a master lease facility. Certain operating leases include contingent rentals based upon a percentage of sales over specific amounts.

         Total rent expense for each fiscal year was:

                                             1996      1995       1994
      Minimum rentals...............        $155.5     $141.1     $102.2
      Contingent rentals............          17.9      15.2       17.0
      Sublease rental income........         (23.2)    (21.6)    ( 10.6)

          Total.....................        $150.2    $134.7     $108.6

         At September 29, 1996, minimum rental commitments for the next five fiscal years and thereafter under noncancelable leases were as follows: 1997 - $136.3; 1998 - $130.0; 1999 - $121.5; 2000 - $111.8;
    2001 - $101.2; and thereafter - $1,426.0. Minimum sublease rental income to be received in the future under operating leases totaled $76.8 at September 29, 1996.

         The Company is a party to several legal proceedings and claims arising in the normal course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, management believes that their final outcome should not have a material adverse effect on the Company's consolidated financial position or results of operations.

                       THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Dollars in millions)

    (12)     INCOME TAXES

         Income tax (expense) benefit related to continuing operations consists of the following:
                                                     1996      1995     1994
  Current income taxes:
       Federal taxes..........................   $ (2.9)    $ 12.5   $  1.6
       State and local taxes..................     (0.3)      (1.8)     1.9
                                                   (3.2)      10.7      3.5
  Deferred income taxes:
       Federal taxes..........................    (26.2)     (10.7)    (8.5)
       State and local taxes..................     (6.6)       2.1     (3.3)

                                                  (32.8)      (8.6)   (11.8)

                                                 $(36.0)    $  2.1   $ (8.3)


       The Company is party to a tax sharing agreement with T P Holdings that provides for, among other things, the inclusion of the Company in T P Holdings' consolidated income tax return. In general, such tax sharing agreement provides that the Company and each of its subsidiaries will be responsible for paying to T P Holdings its Separate Tax Liability (as defined in the tax sharing agreement), computed as a flat tax on its income at the highest marginal rate applicable to corporations under the various income tax systems provided under the Internal Revenue Code. Similar provisions apply with respect to the filing of combined or consolidated state income or franchise tax returns and the payment of tax. As a result of the tax sharing agreement and the filing of consolidated tax returns with T P Holdings, substantially all accrued taxes payable is an intercompany account with T P Holdings.

         The effective income tax rate (expense) benefit varied from the expected expense (benefit), based upon application of the Federal statutory income tax rate, as follows:

                                                   1996      1995     1994

  Expected tax (expense) benefit............     $(30.2)    $  2.9   $ (6.5)
  State and local taxes, net of
    federal tax effect......................       (4.5)      (0.2)    (1.4)
  Goodwill amortization.....................       (1.3)      (1.3)    (0.4)
  Federal and state tax rate change.........         -         0.3       -
  Other, net................................         -         0.4       -
                                                 $(36.0)    $  2.1    $(8.3)

                      THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 29, 1996 and October 1, 1995, are presented below:

                                                               1996     1995
  Deferred tax assets:
       Accrued expenses.................................    $ 64.4   $ 66.9
       Property, plant and equipment....................       7.8     19.0
       Net operating loss carryforward benefit..........      62.6     44.3
       Deductible transaction costs.....................       8.4      9.6
       Alternative minimum tax credit prepayment........       1.0      1.2
       Other............................................       0.9      1.5
            Total gross deferred tax assets.............     145.1    142.5
       Valuation allowance for deferred tax assets......    (116.2)   (87.7)

            Net deferred tax assets.....................      28.9     54.8

  Deferred tax liabilities:

       Inventories......................................     136.7    138.9
       Debt obligations.................................      27.2     26.0
       Discount on notes................................        -       4.9
       Stock of subsidiaries............................      13.7     13.7
       Other............................................       5.3      2.1
            Total gross deferred tax liabilities........     182.9    185.6
                 Net deferred tax liability.............    $154.0   $130.8


       The net increase in valuation allowance for fiscal 1996 of $28.5 primarily relates to net operating loss deferred tax assets generated in fiscal 1996. The net change in the total valuation allowances for fiscal 1995 of $9.9 related primarily to the Acquisition. It is management's opinion that it is more likely than not that the net deferred tax assets of $28.9 will be realized.

         At September 29, 1996, the Company has federal regular income tax and alternative tax net operating loss carryforwards for income tax purposes of approximately $167.7 and $19.5, respectively. The net operating loss carry-forwards expire between years 2009 and 2011.


    (13)     RELATED PARTY TRANSACTIONS

         Thrifty PayLess has provided certain administrative support services to Big 5, Gart and MC and was reimbursed monthly for such services. Thrifty PayLess was reimbursed $0.3 and $2.2 for administrative services in 1995 and 1994, respectively. Sublease revenues from Big 5, Gart and MC amounted to $0.4 in 1996, 1995 and 1994. Additionally, Thrifty PayLess is a guarantor of certain lease obligations for Big 5, Gart and MC which leases currently require aggregate annual rent payments of approximately $8.5.

                      THRIFTY PAYLESS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Dollars in millions)


         In consideration with the Acquisition, the Company entered into a ten year Management Services Agreement (the Agreement) with LGA for management, consulting and financial planning services. The Agreement provided for an annual fee of $1.0 million plus reasonable expenses. The Company paid $0.5, $0.9 and $0.8 in 1996, 1995 and 1994, respectively to LGA under this Agreement. As part of the Recapitalization, the General Services provision of the Agreement was canceled. In consideration of Investment Services provided by LGA in connection with the Recapitalization and the cancellation of the General Services provision of the Agreement, the Company paid LGA an aggregate of $16.3 million. In 1995, the Company paid LGA $0.45 for consulting services associated with obtaining tranch C of the Term Loan. During 1994, the Company paid LGA $15.1 for services related to the Acquisition. Additionally, the Company paid $5.0 to an investment banking firm that held 6% of T P Holdings' voting stock for its services related to the Acquisition.

         During fiscal 1994, Kmart billed the Company $20.5 for imported merchandise and $0.4 for various administrative services, $20.4 of which was paid to Kmart during fiscal 1995. During fiscal 1995 the Company also purchased pharmacy files and inventories from Kmart for $0.2. In addition, pursuant to the Purchase and Sale Agreement related to the Acquisition, the Company received $4.3 in fiscal 1995 as an adjustment of the purchase price related to income taxes.


    (14)     SUBSEQUENT EVENT

         On December 12, 1996, T P Holdings was merged into Rite Aid Corporation (Rite Aid). As a condition of the merger, all outstanding debt under the Company's term loan and revolving line of credit agreement were paid off by Rite Aid and replaced with inter-company notes payable to Rite Aid.

        (15)     QUARTERLY INFORMATION (UNAUDITED)

                                  First   Second     Third    Fourth
                                 Quarter  Quarter   Quarter   Quarter  Annual
                                --------  -------  --------  -------- --------
FOR THE 52 WEEK PERIOD ENDED
SEPTEMBER 29, 1996
Net sales ...................   $1,307.1  $1,123.1 $1,213.4  $1,155.3 $4,798.9
Gross profit ................      360.8     290.9    318.1     311.6  1,281.4
Net income (loss) from
continuing operations........       27.7      (7.8)    10.5      19.9     50.3
EBITDAL......................      100.7      40.5     62.6      64.2    268.0

FOR THE 52 WEEK PERIOD ENDED
OCTOBER 1, 1995
Net sales ...................   $1,301.5  $1,098.0  $1,172.7  $1,086.6 $4,658.8
Gross profit ................      363.7     286.5     312.6     283.0  1,245.8
Net income (loss) from
continuing operations........       19.9     (12.7)      1.3     (14.6)    (6.1)
EBITDAL......................       80.1      31.7      51.2      41.3    204.3

FOR THE 52 WEEK PERIOD ENDED
OCTOBER 2, 1994
Net sales....................   $ 556.6   $ 497.5   $1,024.4 $1,084.8 $3,163.3
Gross profit.................     141.3     129.0      275.8    306.1    852.2
Net income (loss) from
continuing operations........       6.1      (3.1)       3.1      4.3     10.4
EBITDAL......................      15.5       0.5       43.3     46.7    106.0



        EBITDAL REPRESENTS OPERATING INCOME BEFORE INTEREST AND TAXES PLUS DEPRECIATION AND AMORTIZATION EXPENSE AND THE LIFO PROVISION, INCLUDING ACQUISITION STEP-UP COSTS. EBITDAL IS NOT INTENDED TO REPRESENT CASH FLOW OR ANY OTHER MEASURE OF PERFORMANCE IN ACCORDANCE WITH GENERALLY ACCEPTED PRINCIPLES (GAAP). EBITDAL IS INCLUDED BECAUSE MANAGEMENT BELIEVES THAT CERTAIN INVESTORS FIND IT TO BE A USEFUL TOOL FOR MEASURING A COMPANY'S ABILITY TO SERVICE ITS DEBT.